Form 10-K
period 1998-04-25
WORKFLOW MANAGEMENT INC
filed 1998-07-24
CIK 1055564

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                                ---------------
                   For the fiscal year ended April 25, 1998
                         Commission file number 0-24383

                                ---------------
                           WORKFLOW MANAGEMENT, INC.
            (Exact name of registrant as specified in its charter)



                      DELAWARE                                      06-1507104
                (State or other jurisdiction          (I.R.S. Employer Identification No.)
             of incorporation or organization)

        240 ROYAL PALM WAY, PALM BEACH, FLORIDA                       33480
         (Address of principal executive offices)                   (Zip Code)

                                (561) 659-6551
              (Registrant's telephone number including area code)


                                ---------------
     Securities registered pursuant to Section 12(b) of the Exchange Act:



 TITLE OF EACH CLASS     NAME OF EACH EXCHANGE ON WHICH REGISTERED
          None                             None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                                  Common Stock


                                ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 15, 1998: $104,750,056.


     The number of shares of common stock of the registrant outstanding as of July 15, 1998: 14,625,268.

                                    PART I

     THE FOLLOWING DISCUSSION IS QUALIFIED IN ITS ENTIRETY BY THE DETAILED INFORMATION, INCLUDING "RISK FACTORS" IN ITEM 1 AND THE CONSOLIDATED FINANCIAL STATEMENTS OF WORKFLOW MANAGEMENT, INC. (THE "COMPANY" OR "WORKFLOW MANAGEMENT") APPEARING ELSEWHERE IN THIS FORM 10-K. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE,""BELIEVE,""ESTIMATE,""EXPECT,""PLAN" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1. BUSINESS -- RISK FACTORS,""ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-K.

     UNLESS THE CONTEXT REQUIRES OTHERWISE, ALL REFERENCES TO THE COMPANY (OR WORKFLOW MANAGEMENT) INCLUDE SFI OF DELAWARE, LLC ("SFI DELAWARE"), SFI OF PUERTO RICO, INC. ("SFI PUERTO RICO") (SFI DELAWARE AND SFI PUERTO RICO COLLECTIVELY "SFI"), HANO DOCUMENT PRINTERS, INC. ("HANO"), UNITED ENVELOPE, LLC ("UE"), REX ENVELOPE CO., INC. ("REX"), HUXLEY ENVELOPE CORP. ("HUXLEY"), POCONO ENVELOPE CORP. ("POCONO") (UE, REX, HUXLEY AND POCONO COLLECTIVELY "UNITED"), ASTRID OFFSET CORP. ("ASTRID") AND BUSINESSES OF 1186202 ONTARIO LIMITED ("1186202 ONTARIO"), OF WHICH 3303471 CANADA LIMITED ("3303471 CANADA") IS A DIRECT SUBSIDIARY AND DATA BUSINESS FORMS LIMITED ("DBF") (DBF, 1186202 ONTARIO AND 3303471 CANADA COLLECTIVELY THE "DBF GROUP") IS AN INDIRECT SUBSIDIARY, WHOLLY-OWNED DIRECT OR INDIRECT SUBSIDIARIES OF THE COMPANY, AS WELL AS ALL PREDECESSORS THEREOF.


ITEM 1. BUSINESS

SPIN-OFF FROM U.S. OFFICE PRODUCTS

     Workflow Management is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products") in connection with U.S. Office Products' strategic restructuring plan ("Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products common stock ("U.S. Office Products Common Stock") 14,625,268 shares (the "Distribution" or "Workflow Distribution") of the Company's Common Stock, par value $.001 per share (the "Common Stock" or "Company Common Stock"). Holders of U.S. Office Products Common Stock were not required to pay any consideration for the shares of Company Common Stock they received in the Workflow Distribution. The Workflow Distribution occurred on June 9, 1998 ("Distribution Date").

     As part of its Strategic Restructuring Plan, U.S. Office Products also distributed to the holders of U.S. Office Products Common Stock shares of common stock (the "Related Distributions") (the Workflow Distribution and Related Distributions collectively the "Distributions") of three additional companies, Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc. (collectively the "other Spin-Off Companies"). Effective upon consummation of the Workflow Distribution and the Related Distributions, the Company entered into the following principal agreements with U.S. Office Products and the other Spin-Off Companies. See "Risk Factors -- Potential Conflicts of Interest in the Distributions" below.

      o a Distribution Agreement ("Distribution Agreement"), pursuant to which
   (i) the equity interests of the U.S. Office Products subsidiaries engaged in the print management business were transferred to the Company, (ii) liabilities were allocated among the Company, U.S. Office Products and the other Spin-Off Companies and (iii) the Company, U.S. Office Products and the other Spin-Off Companies agreed to indemnify one another for liabilities allocated to them under the Distribution Agreement and a share of certain other liabilities. See "Risk Factors -- Risks Related to Allocation for Certain Liabilities" below.

      o a Tax Allocation Agreement ("Tax Allocation Agreement"), pursuant to which (i) the Company is responsible for its share of U.S. Office Products' consolidated income tax liability for the years it was included in U.S. Office Products' consolidated federal income tax returns, (ii) the Company, U.S. Office Products and the other Spin-Off Companies share certain state, local and foreign taxes, and (iii) the Company has (a) indemnified U.S. Office Products for certain taxes if they are assessed against U.S. Office Products as a result of the Workflow Distribution or the Related Distributions and (b) jointly and severally indemnified U.S. Office Products for certain taxes resulting from certain acts taken by the Company or any of the other Spin-Off Companies. The joint and several liabilities of the Company and the other Spin-Off Companies have been allocated pursuant to a separate agreement (the "Tax Indemnification Agreement"). As a consequence, the Company is primarily liable for taxes resulting from acts taken by the

   Company and liable (subject to rights of indemnification under the Tax Indemnification Agreement) for taxes resulting from acts taken by the other Spin-Off Companies. See "Risk Factors -- Potential Liability for Taxes Related to the Distributions" below.

      o an Employee Benefits Agreement ("Employee Benefits Agreement"), pursuant to which the assets, liabilities and responsibilities with respect to employee benefit plans and programs and certain related matters were allocated among the Company, U.S. Office Products and the other Spin-Off Companies.

     Workflow Management was incorporated in the state of Delaware on February 13, 1998. U.S. Office Products acquired SFI Corp. ("SFI Corp."), a predecessor to SFI, and a related company, Hano, on January 24, 1997. On April 25, 1997, U.S. Office Products acquired United Envelope Co., Inc. ("United Co."), a predecessor to UE, as well as Rex, Huxley and Pocono. On April 26, 1997, U.S. Office Products acquired DBF, and on February 26, 1998, U.S. Office Products acquired Astrid. As part of the Strategic Restructuring Plan, SFI Corp. and United Co. were converted into the limited liability companies SFI Delaware and UE, respectively, whose sole members and equity owners are the Company, the shares of Rex, Huxley, Pocono and Astrid were transferred to UE, the shares of SFI Puerto Rico were transferred to SFI Delaware, and the shares of Hano and the DBF Group were transferred to the Company. The principal executive offices of the Company are located at 240 Royal Palm Way, Palm Beach, Florida 33480. Workflow Management's telephone number is (561) 659-6551.


COMPANY OVERVIEW

     Workflow Management is an integrated graphic arts company providing documents, envelopes and commercial printing to more than 22,000 businesses in the United States and Canada. The Company also offers various print and facilities management services, which allow customers to realize cost savings by outsourcing non-core operations, as well as graphic design services and workflow analysis. Drawing on its position in the industry and its experience in completing acquisitions, the Company seeks to become a consolidator in the highly fragmented graphic arts industry. In the last ten years the Company's senior management team completed the acquisition of 16 smaller distributors for Standard Forms, Inc., the predecessor to SFI. Since the acquisition of SFI and Hano by the Print Management Division of U.S. Office Products in January 1997, that same management team has continued its acquisition strategy by buying seven additional companies. As a result, the enterprise has grown from SFI's revenues and operating income of $115.1 million and $6.7 million, respectively, for the year ended December 31, 1996, to the Company's revenues and operating income of $353.4 million and $16.6 million, respectively, for the fiscal year ended April 25, 1998. The Company currently has over 2,100 employees and has 17 manufacturing facilities in seven states and five Canadian Provinces, 26 distribution centers, eight print-on-demand centers and 59 sales offices. Workflow Management intends to continue to pursue its aggressive acquisition strategy to extend its geographic scope and market penetration, and to increase sales to existing customers by cross-selling documents, envelopes and commercial printing.

     Workflow Management offers a full range of printed products which are either manufactured by the Company or procured from one of the Company's more than 3,500 vendors. The Company's product line includes: (i) documents, such as custom invoices, purchase orders, checks and labels; (ii) envelopes, including specialty envelopes for uses such as credit card solicitations, annual reports, direct mail and airline tickets; and (iii) commercial printing, such as product and corporate brochures, personalized direct mail literature, catalogs, directories and digital imaging. The Company's manufacturing base, combined with its extensive vendor network and distribution capability, gives the Company broad flexibility to meet customers' demand for printed products. For the year ended April 25, 1998, approximately 53.6% of the Company's revenues were derived from products purchased by the Company for distribution, and 46.4% were derived from products manufactured by the Company.

     Many of the Company's customers are attempting to reduce their overhead and direct costs by focusing on core competencies and by outsourcing non-core operations to specialists. The Company provides customers with print management services that are designed to control the costs of procuring, storing and using graphic arts in their business operations. As an outsourcing specialist for print management services, Workflow Management enables its customers to reduce costs and improve control by soliciting competitive bids, establishing more efficient inventory levels and order quantities, and consolidating requisitions, production and deliveries. The Company also performs design and procurement services for its customers. In order to meet growing demand, Workflow Management plans to continue to expand its product lines and services, and to promote its print and facilities management services, which allow customers to outsource the management of printed products.

     The Company believes that its proprietary technology and systems are central to its ability to capitalize effectively on industry outsourcing trends and provide it with a competitive advantage. The Company has developed its GetSmart and Informa transaction and information systems to support these services and the Company's sales of printed products. The GetSmart system provides transaction, reporting and control capabilities to the Company and its customers in the United States. The Informa system supports requisition, distribution and imaging services with a control database and a variety of customer interfaces for its customers in Canada, including the Imagenet Document Manager that provides access via the world wide web. In addition, using the GetSmart and the Informa systems, the Company believes it has the flexibility to integrate future acquisitions and increase its customer base rapidly and seamlessly. In addition, with its technology platform, Workflow Management believes that it is able to position itself as a premier technology deployer, thus increasing the Company's attractiveness to potential acquisition targets. The Company has granted a license to U.S. Office Products for the Company's Imagenet technology effective on the Distribution Date. See "Item 13. Certain Relationships and Related Transactions."

     The document, envelope and commercial printing industries that comprise the graphic arts businesses are highly fragmented, and the Company believes consolidation opportunities exist within these industries. The Company believes that (i) the market for documents was approximately $12.7 billion in 1996, up from $11.1 billion in 1993; (ii) while the United States market for envelopes decreased from $3.0 billion in 1989 to $2.6 billion in 1992, the market has since increased to approximately $3.0 billion in 1996; and (iii) the general commercial segment of the United States printing industry shipped more than $88.0 billion of products in 1996, an increase of 8% over 1995. Furthermore, management believes there are approximately 200 envelope manufacturers in the U.S., and that the commercial printing industry is composed of approximately 25,000 printing plants, 70% of which have fewer than 10 employees.

     The principal subsidiaries of the Company are as follows:

   o SFI is a national distributor of documents and other printed consumables used by businesses in the United States and Puerto Rico. SFI also provides print management services that are designed to control its customers' costs of procuring, storing and using graphic arts. SFI developed its proprietary GetSmart information system as the platform for delivering these services and executing sales. SFI has 380 employees, 167 of which are in sales. SFI has 25 sales offices and nine distribution warehouses located in eight states and Puerto Rico.

   o United is a regional manufacturer and distributor of envelopes, primarily custom and specialty envelopes for applications such as credit card solicitations, annual reports, direct mail and airline tickets. United manufactures its products in four plants located in New York, New Jersey and Pennsylvania. United also has several digital pre-press systems for converting text and graphics to film and plates prior to printing, enabling United to offer design services to its customers. United has 411 employees, of which 16 are in sales and 287 are in manufacturing.

   o DBF is a Canadian manufacturer, printer and distributor of documents and other printed products, such as labels, direct mail, business communications, security products, bar coding and thermal labeling. DBF also offers its customers document and print facility management services through its proprietary Informa and Imagenet systems. These systems allow DBF's customers to control printing processes at DBF's eight Imagenet print centers which are located in six cities across Canada. In addition, DBF has 11 plants with approximately 1,200 employees, of which 737 are engaged in manufacturing or printing.

   o Hano is a manufacturer and printer of documents. Hano has three plants located in Georgia, Illinois and Massachusetts. Hano has 179 employees. Approximately 21% of Hano's products are sold to SFI.


BUSINESS STRATEGY

     The Company's objective is to become a leading single source provider of printed products and related services to businesses of all sizes. To attain its goals, Workflow Management plans to grow both externally, through strategic acquisitions, and internally, through product development, cross-selling the full suite of the Company's products and services to its subsidiaries, which had previously limited product offerings, and cross-utilization of the Company's proprietary computer systems. In addition, the Company intends to develop additional systems to establish a position as a technologically sophisticated provider of printed products and related management services.

     Workflow Management intends to capitalize on consolidation opportunities in three segments of the North American graphic arts industry: U.S. printed products, U.S. envelopes and Canadian printed products. Through acquisitions, the Company plans to expand its presence into new geographic regions and increase penetration in regions where it currently has operations. In the U.S. printed products market, the acquisition strategy will focus on the large population of independent distributors. In the U.S. envelope market, Workflow Management will seek to acquire high value-added producers of specialty envelope and direct mail concerns. In the Canadian printed products market, the Company plans to leverage its document sales force and customer base with selective acquisitions of commercial print manufacturers.

     Workflow Management intends to grow internally through product development, cross-marketing and cross-utilization of its proprietary GetSmart, Informa and Imagenet computer systems. A substantial majority of the Company's net sales are derived from custom documents, envelopes, and commercial printing. The Company believes that its analysis, design work and print management services enable the Company to better understand customers' requirements, and fosters close business relationships between the Company and its customers. Workflow Management believes that its knowledge of customer requirements and these relationships enable the Company to identify new product lines and services in response to emerging customer opportunities and provide cross-marketing opportunities for the Company's various product lines and services. The Company also believes that it will be able to increase sales by implementing its GetSmart, Informa and Imagenet systems on a Company-wide basis.


PRODUCT LINES

     DOCUMENTS. Workflow Management offers a complete line of custom and stock documents, such as invoices, purchase orders, money orders, bank drafts and labels. These documents may be fan-folded, roll-fed, snap-apart or cut-sheet, and manufactured to specification with respect to content, size, plies, paper and inks. More than 85% of the Company's revenues from sales of documents are from sales of custom products.

     ENVELOPES. Workflow Management offers a complete line of conventional and specialty envelopes for applications such as billing, credit card solicitations, annual reports, proxy solicitations, direct mail and airline tickets. These envelopes may be of varying sizes and specialized materials, with constructions including wallet flap, flat mailer, safety fold, peel and seal, clasp, button and string, window, expansion and continuous. The Company can customize dimensions, materials, construction and graphics to customers' specific requirements.

     COMMERCIAL PRINTING. The Company's commercial printing line includes products such as corporate brochures, personalized direct mail, catalogs, directories and promotional products. These products are designed and manufactured to customers' requirements. Workflow Management provides a variety of custom services, including art direction, digital and conventional design, layout, illustration, photography and production.

     The following table sets forth the amount of the Company's revenue (in thousands) derived from each of its three largest product lines for the periods indicated:




                                                         FISCAL YEAR       FISCAL YEAR
                                     YEAR ENDED             ENDED             ENDED
                                 DECEMBER 31, 1995     APRIL 26, 1997     APRIL 25, 1998
                                -------------------   ----------------   ---------------
Documents ...................         $178,806            $186,787           $176,448
Envelopes ...................          101,642              97,256            101,830
Commercial Printing .........           24,850              37,426             49,440

PRINT MANAGEMENT

     Workflow Management supports its product offering with a selection of value-added services. For many businesses, the costs of managing, storing and using printed products exceed their purchase price. The Company seeks to control these costs and improve efficiency throughout the workflow by providing systems analysis, design, and facilities and inventory management services. Workflow Management delivers its print management services through GetSmart and Informa, its proprietary computerized transaction and information systems. The Company does not charge a separate fee for its management services, but instead tailors its product pricing to reflect the services provided.

     GETSMART SYSTEM. The Company offers the GetSmart system in the United States. GetSmart provides transaction, reporting and control capabilities to the Company and its customers. SFI introduced GetSmart in 1986, and it re-engineered the system in 1993 to incorporate advances in hardware and software technologies. The system's transaction database now includes more than 200,000 SKUs, 12,000 active customers and 3,500 active vendors. Customers can access GetSmart either off-line, through the Company's sales and customer support personnel, or on-line, through wide area network, dial-up, leased-line, and Internet connections. This array of delivery options makes GetSmart available to customers of every size and complexity, and to customers at every level of computer sophistication. The discussion below summarizes these support functions. The Company is continually refining and enhancing the GetSmart system.

     A customer can initiate a distribution from inventory by issuing a requisition through GetSmart. GetSmart then allocates the merchandise to the cost center and routes the release to the appropriate distribution facility. Customers can specify their minimum inventory requirements or can rely on GetSmart's ongoing analysis of usage patterns and lead times. GetSmart notifies the Company's sales representative when a re-order point is reached, and the representative negotiates a new purchase order with the customer. The purchase order is entered into the system and GetSmart tracks the order to the product's receipt at the Company's distribution center. At this point the storage, shipment, usage and re-order cycle begins again. Throughout the cycle, the system supports inventory transfers and write-offs, returns of items requisitioned in error, and purchases that are shipped directly to customers by the Company's vendors. GetSmart produces invoices when merchandise is received at the Company's distribution centers, or when it is shipped to customers, and tracks invoices through to remittance. All transactions can be consummated in a number of electronic formats required by customers' data processing operations. GetSmart also offers electronic catalogs of 375,000 promotional products and 30,000 office products. The catalogs provide product images and descriptions, as well as powerful search engines enabling customers to locate the products best suited to their requirements.

     GetSmart can generate more than 100 real-time and periodic reports to customers. These reports detail, summarize, and analyze purchases, inventory levels, utilization rates, and billing by cost center, product, and product line to meet each customer's specific needs. Reports can be viewed on-screen in real time, printed at the customer's premises, printed remotely and delivered to a customer, or transmitted electronically for further processing by a customer's internal management information system. The Company maintains five years of historical data on-line for comparative reports and analyses. In addition, GetSmart's Base Line Pricing Report routinely analyzes changes in prices charged to managed accounts, an analysis the Company believes is unique in the industry.

     GetSmart also provides customers with a system of management controls for certain services. Customers may control cost center access with passwords, allocate inventories to cost centers, limit the transacting and reporting authority of each cost center by product or product line, constrain purchases and requisitions to amounts budgeted for each cost center, and suspend transactions until they are reviewed and approved. The Company can customize GetSmart to create optimal programs for its customers.

     INFORMA SYSTEM. Workflow Management offers the Informa system in Canada. Informa supports requisition, distribution, and digital imaging services with a central transaction database and a variety of customer interfaces. In addition to sophisticated print-on-demand capabilities, Informa provides much of the functionality of the GetSmart system: inventory inquiries and releases; order tracking; usage analysis and forecasting; detailed reporting for cost centers and products; and procurement-card and X.12 EDI billing. Customer interfaces include terminal access, a graphical user interface client, e-mail, world wide web browser, touch-tone, and automated voice recognition. Informa is accessed through leased lines, dial-up service, Internet and wide area networks.

     Informa's Electronic Job Ticket ("EJT") interface is a specialized e-mail enabling customers to requisition documents and other products from the Company's distribution centers, and to route attached documents to the Company's network of Imagenet print-on-demand facilities. EJT's print on demand feature supports a broad range of custom specifications, including quantities; fixed and variable imaging; page orientation; paper size, weight, grade, and color; drilling and binding; and cover page. EJT also provides fields for the customer's budget code, billing information, and distribution instructions. EJT originates jobs ranging from single impressions, to thousands of copies delivered to a single location, to thousands of documents mailed to tens of thousands of recipients.

     IMAGENET DOCUMENT MANAGER. The Company intends to deploy Imagenet for use in the United States. Workflow Management has also licensed Imagenet to U.S. Office Products effective on the Distribution Date. See "Item 13. Certain Relationships and Related Transactions."

     Workflow Management provides customers with world wide web-access to Informa through Imagenet. This application provides a browser interface to Informa's transaction and reporting features for managing and distributing inventories held for customers. The application also offers a full-featured document librarian, with image storage, retrieval, viewing, downloading, archiving, and version control. In addition, Imagenet provides estimation and requisition for digital print-on-demand orders. Production images for these orders can be uploaded to the world wide web or retrieved from the application's document library.

OPERATIONS

     SALES. Workflow Management sells its products directly to end-users, as well as to distributors and brokers who re-sell to end-users. The Company employs more than 380 sales representatives and 189 customer service personnel in 59 sales offices throughout the United States, Puerto Rico and Canada. Sales representatives are compensated through salaries and commissions. Commissioned sales representatives are compensated based on either product sales or gross margins. In addition to the Company's line of documents, commercial printing, envelopes and related products, the sales force offers value-added services including workflow analysis, design, document management and print-on-demand. The Company's sales force is supported by its GetSmart and Informa transaction and information systems.

     PURCHASING. Workflow Management purchases raw materials such as paper stock, ink, stock envelopes, adhesives, plates, film, chemicals and cartons from a variety of manufacturers and resellers. These materials are purchased job-by-job or under contracts with terms of up to two years. Longer-term supply contracts generally specify services to be provided and may guarantee product availability, but typically reserve to vendors the right to adjust prices as required by market conditions. The largest suppliers of paper stock to the Company are Rollsource, Appleton, Mead, Avenor and Domtar. Workflow Management also purchases finished goods for resale to customers. These finished goods include the Company's full line of documents, envelopes and commercial printing. Workflow Management has more than 3,500 suppliers of finished goods, including, among the largest, Ward Kraft Forms, United Computer Supplies, Gilman Sky, Transkrit and United Stationers, Inc.

     MANUFACTURING. Workflow Management manufactures documents and envelopes. Documents produced by the Company include continuous and snap-apart forms, roll forms, cut sheets and label/form combinations, and checks and other security documents. Workflow Management operates 13 document plants in Canada, and four in the U.S. These plants employ more than 1,150 manufacturing personnel and utilize over 250 presses and other machines. The Company also manufactures a broad line of conventional and specialty envelopes in four plants located in New York, New Jersey and Pennsylvania. The envelope plants currently operate more than 80 manufacturing and printing machines. Workflow Management operates a network of eight Imagenet print-on-demand facilities in Canada, providing digital imaging and litho quick printing. The Company also operates several conventional and digital pre-press systems for converting text and graphics to film and plates prior to printing. Among these pre-press capabilities are several state-of-the-art digital systems which enhance overall production efficiency and provide high-process capabilities to customers.

     DISTRIBUTION. Products manufactured by Workflow Management are either shipped directly to customers or held in inventory and shipped as requisitioned by customers. Finished goods purchased by the Company from manufacturers and wholesalers are either shipped directly to customers by vendors, or shipped to, stored in, and shipped from one of the Company's distribution centers. Workflow Management owns or leases nine distribution centers in the United States and 17 in Canada, and rents additional warehouse space as necessary. More than 130 distribution personnel are employed by Workflow Management. Products are transported from the Company's suppliers and to its customers by short-haul, regional, contract and custom carriers, as well as by air and ground courier services.


CUSTOMERS

     Workflow Management has more than 22,000 customers ranging in size from small office/home office businesses to Fortune 500 companies in industries such as healthcare, insurance, energy, advertising, travel and financial services. Significant customers of the Company include: Bank of Montreal; Aetna, Inc.; Citibank N.A.; Chase Manhattan Corp.; Group Health Incorporated; Health Insurance Plan of Greater New York, Inc.; Heilig-Meyers Company; Merrill Lynch & Co., Inc.; Banco Popular, Inc.; Shell Canada and Salomon Smith Barney Holdings, Inc.

     The Company's five largest customers accounted for 11.4% of the Company's net sales for the year ended April 25, 1998. The Company's single largest customer accounted for 4.4% of net sales for the year ended April 25, 1998.


COMPETITION

     Workflow Management competes for retail sales of documents and envelopes against other independent distributors and against manufacturers' direct sales organizations. In commercial printing, the Company also competes with manufacturers' direct sales organizations, independent brokers, advertising agencies and design firms. The principal competitive factors in the graphic arts industry are price, quality, selection, services, production capacity, delivery and customer support.

     Although Workflow Management often competes with smaller businesses, it also competes against the largest competitors in the North American documents industry, such as Moore Corporation Ltd., Reynolds & Reynolds Company,

Standard Register Company and Wallace Computer Services, Inc., and the largest competitors in the U.S. envelope industry, such as Mail-Well, Westvaco and Tension Envelope Company. The largest competitors for commercial printing include direct sales organizations of Graphic Industries, Inc., R. R. Donnelley & Sons, Quebecor, Inc. and World Color Press, Inc. Most of these competitors have substantially greater financial resources than the Company.


EMPLOYEES

     Workflow Management currently has more than 2,100 full- and part-time employees, including over 575 in sales and sales support and more than 1,150 in manufacturing. Approximately 31% of the Company's employees in the United States and approximately 8% of the Company's employees in Canada are represented by labor unions. There can be no assurance that work stoppages or strikes will not occur. The Company considers its employee relations to be good.


INTELLECTUAL PROPERTY

     Workflow Management has more than 40 registered trademarks in the U.S. and Canada, including Get Smart, Informa and Imagenet. The Company believes that its trademarks and other proprietary rights are material to the operations of its business. Workflow Management regards its GetSmart, Informa and Imagenet software as proprietary, and relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its rights. Workflow Management is not aware that any of its software, trademarks or other proprietary rights are being infringed by third parties, or that they infringe proprietary rights of third parties.


ENVIRONMENTAL REGULATIONS

     The Company's operations and real property are subject to United States and Canadian federal, state, provincial and local environmental laws and regulations, including those governing the use, storage, treatment, transportation and disposal of solid and hazardous materials, the emission or discharge of such materials into the environment, and the remediation of contamination associated with such disposal or emissions (the "Environmental Laws"). Certain of these laws and regulations may impose joint and several liability on lessees and owners or operators of facilities for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.

     The past and present business operations of the Company that are subject to the Environmental Laws include the use, storage, handling and contracting for recycling or disposal of hazardous and nonhazardous materials such as washes, inks, alcohol-based products, fountain solution, photographic fixer and developer solutions, machine and hydraulic oils, and solvents. Workflow Management generates both hazardous and non-hazardous waste.

     Limited environmental investigations have been conducted at certain of the Company's properties. Based on these investigations and all other available information, management believes that the Company's current operations are in substantial compliance with the Environmental Laws. The Company is not aware of any liability under the Environmental Laws that the Company believes would have a material adverse effect on the Company's business, financial condition or results of operations. No assurance can be given, however, that all potential environmental liabilities have been identified or that future uses, conditions or legal requirements (including, without limitation, those that may result from future acts or omissions or changes in applicable Environmental Laws) will not require material expenditures to maintain compliance or resolve potential liabilities.


RISK FACTORS

     POTENTIAL VOLATILITY OF STOCK PRICE AND OTHER RISKS ASSOCIATED WITH SHARES ELIGIBLE FOR IMMEDIATE SALE. As a result of the Workflow Distribution, stockholders of U.S. Office Products acquired 14,625,268 shares of Company Common Stock that are freely tradable without restrictions or further registration under the Securities Act of 1933 ("Securities Act"), except that any shares held by "affiliates" of Workflow Management within the meaning of the Securities Act will be subject to the resale limitations of Rule 144 promulgated under the Securities Act. Because the Workflow Distribution was made to existing stockholders of U.S. Office Products who did not make an affirmative decision to invest in the Company Common Stock and who may not, for whatever reason, have had an interest in holding Company Common Stock, the Company believes that a significant number of shares of Common Stock were sold immediately after the Workflow Distribution that would not have been sold absent the ability of shareholders to sell such shares without restriction. The Company believes that such sales have adversely affected the market price for Company Common Stock.

     In addition, the Company has outstanding immediately exercisable options to acquire shares of Company Common Stock. The Company has registered the shares of Company Common Stock reserved for issuance pursuant to its 1998

Stock Incentive Plan under the Securities Act. In view of the large number of shares freely-tradable and available for immediate sale, the market for the Company Common Stock could be highly volatile and the trading price of the Company Common Stock could be adversely affected. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

     ABSENCE OF HISTORY AS A STAND-ALONE COMPANY. The Company is the result of the consolidation by U.S. Office Products of nine separate companies engaged in the graphic arts industry. The operations of Workflow Management as a stand-alone, consolidated entity may place significant demands on the Company's management, operational and technical resources. Prior to the Workflow Distribution, certain general and administrative functions relating to the Company's business (such as legal and accounting) were handled by U.S. Office Products. The Company's future performance will depend on its ability to function as a stand-alone entity, to finance and manage expanding operations, and to adapt its information systems to changes in its business. In addition, Workflow Management will not be able to rely on the purchasing power of U.S. Office Products and, therefore, may not be able to obtain the same volume discounts for products and services that are available to U.S. Office Products. As a result, the Company's expenses may be higher than when it was a part of U.S. Office Products, and the Company may experience disruptions it would not encounter as a part of U.S. Office Products. Furthermore, the financial information included herein may not necessarily reflect the results of operations and financial condition of Workflow Management had it been a separate, stand-alone entity during the periods presented, or may not be indicative of future results of operations and financial condition of the Company.

     DEPENDENCE UPON ACQUISITIONS FOR FUTURE GROWTH. One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional graphic arts businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Prior to the Workflow Distribution, the Company's acquisitions were completed with substantial business, legal and accounting assistance from U.S. Office Products and the acquisitions were primarily paid for with U.S. Office Products Common Stock. The pace of the Company's acquisition program may be adversely affected by the absence of U.S. Office Products' support for the acquisitions. In addition, Workflow Management intends to use Company Common Stock to pay for certain of its acquisitions. If the owners of potential acquisition candidates are not willing to receive shares of Company Common Stock in exchange for their businesses, or if management elects not to consummate acquisitions with Common Stock because market prices for the Common Stock would require issuances of shares at a level considered by management to be too dilutive to existing shareholders, the Company's acquisition program could be adversely affected. Moreover, the consolidation of the North American graphic arts industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. In addition, Workflow Management is subject to limitations on the number of shares it can issue without jeopardizing the tax-free treatment of the Workflow Distribution. Limitations on the Company's ability to issue shares could also adversely affect the Company's acquisition strategy. See "Possible Limitations on Issuances of Common Stock," "Material Amount of Goodwill," "Inability to Use Pooling-of-Interests Accounting" and "Tax Matters" below.

     RISKS RELATED TO INTEGRATION OF ACQUISITIONS. Integration of acquired companies may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on its reported operating results (including those adverse short-term effects caused by severance payments to employees of acquired companies, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs); diversion of management's attention; difficulties with retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets. Furthermore, although Workflow Management conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on the results of operations and financial condition of Workflow Management.

     RISKS RELATED TO ACQUISITION FINANCING; ADDITIONAL DILUTION. Workflow Management currently intends to finance its future acquisitions by using shares of Company Common Stock, cash, borrowed funds or a combination thereof. If the Company Common Stock does not maintain a sufficient market value, if the price of Company Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Company Common Stock as part of the consideration for the sale of their businesses, Workflow Management may be required to use more of its cash resources or more borrowed funds in order to initiate and maintain its acquisition program. If Workflow Management does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. However, the use of equity offerings will also be subject to certain limitations on the number of shares that Workflow Management can issue without jeopardizing the tax-free treatment of the Workflow Distribution. See "Possible Limitation on Issuances of Common Stock" and "Tax Matters" below. Prior to the Workflow Distribution, Workflow Management was not responsible for obtaining external sources of funding. There can be no assurance that Workflow Management, as a stand-alone company, will be able to obtain such financing if and when it is needed or that any such financing will be available on terms it deems acceptable.

     The Company will have 150,000,000 authorized shares of Company Common Stock, a portion of which could be available (subject to the rules and regulations of federal and state securities laws, limitations under U.S. federal income tax laws and the rules of the Nasdaq Stock Market) to finance acquisitions without obtaining stockholder approval for such issuances. Existing stockholders may suffer dilution if Workflow Management uses Company Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Company Common Stock may have a negative impact on earnings per share and may negatively impact the market price of the Company Common Stock.

     MATERIAL AMOUNT OF GOODWILL. Approximately $14.0 million, or 9.6% of the Company's total assets as of April 25, 1998, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

     INABILITY TO USE POOLING-OF-INTERESTS ACCOUNTING. Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations under the pooling-of-interests method. As a result of the Company being a wholly-owned subsidiary of U.S. Office Products prior to the Workflow Distribution, the Company will be unable to satisfy this criteria for a period of two years following the Workflow Distribution. Therefore, the Company will be precluded from completing business combinations under the pooling-of-interests method for a period of two years and any business combinations completed by the Company during such period will be accounted for under the purchase method resulting in the recording of goodwill. The amortization of the goodwill will reduce net income reported by the Company below that which would have been reported if the pooling-of-interests method had been used by the Company. See "Material Amount of Goodwill" above.

     POTENTIAL CONFLICTS OF INTEREST IN THE DISTRIBUTIONS. The Company, U.S. Office Products and the other Spin-Off Companies have entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Company and the other Spin-Off Companies have entered into the Tax Indemnification Agreement. These agreements provide, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Workflow Distribution.

     Certain indemnification obligations of the Company and the other Spin-Off Companies to U.S. Office Products are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to such other Spin-Off Company. In addition, the agreements allocate certain liabilities (including general corporate and securities liabilities of U.S. Office Products not specifically related to the specific business to be conducted by the Company, the other Spin-Off Companies or U.S. Office Products) among the Company, U.S. Office Products and the other Spin-Off Companies. Adverse developments involving U.S. Office Products or one of the other Spin-Off Companies, or material disputes with U.S. Office Products following the Distributions, could have a material adverse effect on the Company.

     The terms of the agreements that govern the relationship among the Company, U.S. Office Products and the other Spin-Off Companies were established by U.S. Office Products in consultation with the Company and the other Spin-Off Companies prior to the Distributions and while the Company and the other Spin-Off Companies were wholly-owned subsidiaries of U.S. Office Products. The terms of these agreements, including the allocation of general corporate and securities liabilities among U.S. Office Products, the Company and the other Spin-Off Companies, may not be the same as they would have been if the agreements were the result of arm's-length negotiations. Accordingly, there can be no assurance that the terms and conditions of these agreements are not more or less favorable to the Company than those that might have been obtained from unaffiliated third parties.

     As of June 10, 1998, Jonathan J. Ledecky, former Chairman of the U.S. Office Products Board of Directors and a director of the Company, received options for shares of the Company and the other Spin-Off Companies exercisable for 7.5% of the common stock of the Company and the other Spin-Off Companies. As a result, Mr. Ledecky has interests in the Distributions that differ in certain respects from, and may conflict with, the interests of other stockholders of Workflow Management. See "Item 11. Executive Compensation."

     TAX MATTERS. In connection with the Workflow Distribution, Wilmer, Cutler & Pickering, legal counsel to U.S. Office Products, delivered an opinion to the Company (the "Tax Opinion") stating that for U.S. federal income tax purposes the Workflow Distribution qualified as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), and was not taxable under Section 355(e) of the Code. The Tax Opinion is based on certain assumptions and the accuracy as of the time of the Distributions of factual representations made by U.S. Office Products, the Company, and the other Spin-Off Companies and certain other information, data, documentation and other materials as Wilmer, Cutler & Pickering deemed necessary.

     The Tax Opinion represents Wilmer, Cutler & Pickering's best judgment of how a court would rule. However, the opinion is not binding upon either the Internal Revenue Service (the "IRS") or any court. A ruling was not sought from the IRS with respect to the U.S. federal income tax consequences of the Workflow Distribution. Accordingly, the IRS and/or a court could reach a conclusion that differs from the conclusions in the Tax Opinion.

     If the Workflow Distribution fails to qualify under Section 355 as a tax-free spin-off, each holder of U.S. Office Products Common Stock on the record date of the Distribution will be treated as having received a taxable corporate distribution in an amount equal to the fair market value (on the Distribution Date) of the Company Common Stock distributed to such holder of U.S. Office Products Common Stock including fractional shares. In addition, U.S. Office Products will recognize gain equal to the difference between the fair market value of the Company Common Stock (on the Distribution Date) and U.S. Office Products' adjusted tax basis in the Company Common Stock (on the Distribution Date). If U.S. Office Products were to recognize gain on the Workflow Distribution, such gain would likely be substantial.

     If the Workflow Distribution is taxable under Section 355(e), but otherwise satisfies the requirements for a tax-free spin-off, U.S. Office Products will recognize gain equal to the difference between the fair market value of the Company Common Stock (on the Distribution Date) and U.S. Office Products' adjusted tax basis in the Company Common Stock (on the Distribution
Date). However, no gain or loss will be recognized by holders of U.S. Office Products Common Stock (except with respect to cash received in lieu of fractional shares). If U.S. Office Products were to recognize gain on the Workflow Distribution, such gain would likely be substantial.

     POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTIONS. In connection with the Distributions, the Company entered into the Tax Allocation Agreement, which provides that the Company and the other Spin-Off Companies will jointly and severally indemnify U.S. Office Products for any losses associated with taxes related to the Distributions ("Distribution Taxes") if an action or omission (an "Adverse Tax Act") of the Company or the other Spin-Off Companies materially contributes to a final determination that any or all of the Distributions are taxable. Workflow Management has also entered into the Tax Indemnification Agreement with the other Spin-Off Companies under which the company that is responsible for the Adverse Tax Act will indemnify the other companies for any liability to indemnify U.S. Office Products under the Tax Allocation Agreement. As a consequence, Workflow Management will be liable for any Distribution Taxes resulting from any Adverse Tax Act by Workflow Management and liable (subject to indemnification by the other Spin-Off Companies) for any Distribution Taxes resulting from an Adverse Tax Act by the other Spin-Off Companies. If there is a final determination that any or all of the Distributions are taxable and it is determined that there has not been an Adverse Tax Act by either U.S. Office Products, the Company or the other Spin-Off Companies, U.S. Office Products, the Company and the other Spin-Off Companies will be liable for their pro rata portion of the Distribution Taxes based on the value of each company's common stock after the Distributions. As a result, the Company could become liable for a pro rata portion of any Distribution Taxes with respect not only to the Workflow Distribution, but also any of the other Distributions.

     POSSIBLE LIMITATIONS ON ISSUANCES OF COMMON STOCK. Section 355(e) of the Code, which was added in 1997, generally provides that a company that distributes shares of a subsidiary in a spin-off that is otherwise tax-free will incur U.S. federal income tax liability if 50% or more, by vote or value, of the capital stock of either the company making the distribution or the spun-off subsidiary is acquired by one or more persons acting pursuant to a plan or series of related transactions that include the spin-off. Stock acquired by certain related persons is aggregated in determining whether the 50%
test is met. There is a presumption that any acquisition occurring two years before or after the spin-off is pursuant to a plan that includes the spin-off. However, the presumption may be rebutted by establishing that the spin-off and such acquisition are not part of a plan or series of related transactions. This limitation could adversely affect the pace of Workflow Management's acquisitions and its ability to issue Company Common Stock for other purposes, including equity offerings.

     RISKS RELATED TO ALLOCATION FOR CERTAIN LIABILITIES. Under the Distribution Agreement, Workflow Management is and became liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the Employee Benefits Agreement, Tax Allocation Agreement and related agreements, (iii) $45.6 million of U.S. Office Products' debt that was allocated to the Company, (iv) liabilities under the securities laws relating to sections of the Information Statement/Prospectus distributed to U.S. Office Products' shareholders in connection with the spin-off, as well as other securities law liabilities related to Workflow Management's business, that arise from information supplied to U.S. Office Products (or that should have been supplied, but was not) by Workflow Management, (v) U.S. Office Products' liabilities for earn-outs from acquisitions in respect of Workflow Management and its subsidiaries, (vi) Workflow Management's costs and expenses related to a planned public offering that did not occur and its bank credit facility, and (vii) $1.0 million of the transaction costs (including legal, accounting, investment banking and financial advisory) and other fees incurred by U.S. Office Products in connection with its Strategic Restructuring Plan. Each of the other Spin-Off Companies is similarly obligated to U.S. Office Products. Workflow Management and the other Spin-Off Companies have also agreed to bear a pro rata portion of
(i) U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific spin-off company or relating specifically to the continuing businesses of U.S. Office Products) and (ii) U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Company and the other Spin-Off Companies) incurred prior to the Distributions (I.E., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If the Company or one of the other Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the non-defaulting spin-off companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Workflow Management could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any spin-off company may be liable, however, is limited to $1.75 million.

     EMERGING ALTERNATIVE TECHNOLOGIES. Electronic forms and electronic data interchange technologies have recently been introduced. There can be no assurance that such emerging technologies will not have a material adverse effect on the Company or on the document industry. Over the last several years, the document industry has undergone a transition as a result of the increased usage of desk top publishing and laser printer technology, which has led to a decreased demand for certain document products. The continuation of such technological changes, or the development of other trends that decrease demand for documents, could have a material adverse effect on the Company's business, financial condition or results of operations.

     ATTRACTION AND RETENTION OF PERSONNEL. The Company's senior management team does not have experience operating a public company. The Company's operations depend on the continued efforts of Thomas B. D'Agostino, its Chief Executive Officer, its other executive officers and the senior management of certain of its subsidiaries. Furthermore, the Company's operations will likely depend on the senior management of certain of the companies that may be acquired in the future. If any of these people becomes unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not have key man life insurance covering any of its executive officers or other members of senior management of its subsidiaries.

     In addition, Jonathan J. Ledecky is serving as a director and an employee of Workflow Management and is providing services to Workflow Management pursuant to an employment agreement between Mr. Ledecky and the Company. U.S. Office Products has assigned to Workflow Management certain rights of, and obligations under, U.S. Office Products' services agreement with Mr. Ledecky dated January 13, 1998, as amended and restated as of June 8, 1998. See "Item
11. Executive Compensation." Mr. Ledecky is also serving as a director and employee of each of the other Spin-Off Companies, and is the director or an officer of other public companies. Mr. Ledecky may be unable to devote substantial time to the activities of Workflow Management.

     DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISKS OF INFRINGEMENT. The Company's success and ability to compete depends in part upon its proprietary technology, trademarks and copyrights. Workflow Management regards the software underlying its GetSmart, Imagenet and Informa systems as proprietary, and relies primarily on trade secrets, copyright and trademark law to protect these proprietary rights. The Company has registered some of its trademarks, and has no patents issued nor applications pending. Existing trade secrets and copyright laws afford the Company only limited protection.

Unauthorized parties may attempt to copy aspects of the Company's software or to obtain and use information that Workflow Management regards as proprietary. Policing unauthorized use of the Company's software is difficult. Workflow Management generally enters into confidentiality and assignment agreements with its employees and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar services or technology independently. Workflow Management is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Workflow Management in the future. Any such claims, with or without merit, can be time consuming and expensive to defend and may require the Company to enter into royalty or licensing agreements or cease the alleged infringing activities.

     EFFECTS OF CHANGES IN DEMAND FOR DOCUMENTS; CYCLICALITY. Historically, the Company's operating results have depended heavily on sales of documents. For the fiscal years ended April 25, 1998 and April 26, 1997, sales of documents accounted for approximately 50% and 57%, respectively, of the Company's net sales. Workflow Management anticipates that document sales will continue to account for a significant percentage of the Company's sales for the foreseeable future. An important element of the Company's business strategy is to continue its growth in document sales by continuing to acquire other document companies, hiring experienced sales representatives, attracting new customers and increasing sales to existing customers. The overall document industry has not grown in the last few years, although demand for certain products, such as laser forms, pressure-sensitive labels, form/label combinations and single-part cut-sheet mailers has increased. Accordingly, for Workflow Management to continue its growth in document sales, it must increase its market share and respond to changes in demand in the overall document industry. No assurance can be given that Workflow Management will be successful in increasing its market share or responding to shifts in demand. The failure by the Company to do so could have a material adverse effect on its business, financial condition or results of operations.

     In addition, the document industry historically has been affected by general economic and industry cycles that have materially and adversely affected distributors and manufacturers of documents. No assurance can be given as to the effect of a continuation of, or change in, such business cycles on the Company's business, financial condition or results of operations. The delay or inability of Workflow Management to respond to changing economic cycles could have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     RISKS ASSOCIATED WITH CANADIAN OPERATIONS. Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 36% of the Company's total net sales in the fiscal year ended April 25, 1998. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

     UNITED STATES POSTAL RATES; ALTERNATIVE DELIVERY MEDIA. The Company's operating results depend, to a significant extent, on sales of envelopes. Sales of envelopes accounted for approximately 29% of the Company's net sales for the fiscal year ended April 25, 1998. Because the great majority of envelopes used in the United States are sent through the mail, postal rates are a significant factor affecting the growth of envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent. For example, third class postal rates increased approximately 50% and 14% in 1991 and 1995, respectively, contributing to a substantial leveling off in the growth rate of third class mail sent during the periods following such increases. If postal rates increase, mail volume could decline, which could reduce revenue from the Company's sale of envelopes and reduce the Company's earnings and cash flow.

     In addition, alternative delivery media may affect the demand for envelopes. As the current trend towards usage of the Internet and other electronic media by consumers for such purposes as paying utility and credit card bills grows, Workflow Management expects the demand for envelopes for such purposes to decline. Although management believes that overall demand for envelopes, particularly the custom and specialty envelopes Workflow Management focuses on, will continue to grow at rates comparable to recent historical levels, competition from alternative media may reduce demand for envelopes, and the Company's revenues from the sale of envelopes may decrease, which could reduce the Company's earnings and cash flow.

     IMPACT OF FLUCTUATIONS IN PAPER PRICES. Paper prices represent a substantial portion of the cost of producing documents, envelopes and commercial printing distributed and manufactured by the Company. Accordingly, prevailing paper prices can have a significant impact on the Company's sales. The timing of increases or decreases in paper prices and any subsequent change in prices charged to the Company's customers could have a material adverse effect on the Company's revenues and gross margins. Although Workflow Management has generally been able to pass increases in paper costs on to its customers, for competitive or other reasons, the Company cannot offer any assurance that it will be able to pass all or a portion of any future paper price or other cost increases on to its customers. If Workflow Management were unable to pass on these costs, profit margins would decrease, which could reduce earnings and cash flow. Moreover, an increase in the Company's prices for the products it distributes, resulting from a pass-through of increased paper costs, could reduce the volume of units sold by the Company and decrease the Company's revenues.

     Due to the significance of paper to most of the Company's products, Workflow Management is dependent upon the availability of paper. During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers. There can be no assurance that the Company's document and envelope businesses would not be materially adversely affected if either Workflow Management or its vendors experienced difficulty in obtaining adequate quantities of paper in the future. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     UNIONIZED WORKFORCE. Approximately 31% of the Company's employees in the United States and approximately 8% of the Company's employees in Canada are covered by collective bargaining agreements. There can be no assurance that strikes or work stoppages will not occur in the future. Strikes or work stoppages and the resultant adverse impact on the Company's relationship with its customers could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's acquisition strategy could be adversely affected because of its union status for a variety of reasons, including without limitation, incompatibility with a target's existing unions and reluctance of non-union targets to become affiliated with a union based company.

     COST AND RISKS OF LOSS RELATING TO ENVIRONMENTAL REGULATION. The Company's operations and real property are subject to the Environmental Laws. Workflow Management utilizes certain hazardous materials, such as washes, inks, alcohol-based products, fountain solution, photographic fixer and developer solutions, machine and hydraulic oils and solvents. While management believes that the Company's current operations are in substantial compliance with Environmental Laws, there can be no assurance that all potential environmental liabilities have been identified, or that future uses, conditions or legal requirements (including without limitation those that may result from future acts or omissions or changes in applicable Environmental Laws) will not materially adversely affect the Company's business or operations in the future. See " -- Environmental Regulations" above.

     COMPETITION. Workflow Management competes for retail sales of documents and envelopes against other independent distributors and against manufacturers' direct sales organizations. In commercial printing, the Company also competes with manufacturers' direct sales organizations, independent brokers, advertising agencies and design firms. The principal competitive factors in the graphic arts industry are price, quality, selection, services, production capacity, delivery and customer support.

     Although Workflow Management often competes with smaller businesses, it also competes against the largest competitors in the North American documents industry, such as Moore Corporation Ltd., Reynolds & Reynolds Company, Standard Register Company and Wallace Computer Services, Inc., and the largest competitors in the U.S. envelope industry, such as Mail-Well, Westvaco and Tension Envelope Company. The largest competitors for commercial printing include direct sales organizations of Graphic Industries, Inc., R. R. Donnelley & Sons, Quebecor, Inc. and World Color Press, Inc. Most of these competitors have substantially greater financial resources than the Company. See " -- Competition" above.

     INABILITY TO ASSIGN CONTRACTS. In connection with the Workflow Distribution, certain operating companies (the "Predecessor Companies") reorganized into new business entities (the "Successor Companies"). The Predecessor Companies entered into numerous contracts, including leases, employment and services contracts that require the consents of the other parties to assignment of such contracts to the Successor Companies. To date, the Company has not obtained all of such consents. Failure to obtain any or all of such consents could result in loss of benefits under leases or employment contracts, or loss of revenues or the acceleration of obligations thereunder or under other contracts. There can be no assurance that all of the parties to contracts with Predecessor Companies will consent to the assignment of these contracts to the Successor Companies. Inability to assign all of these contracts may have a material adverse effect on the Successor Companies and Workflow Management as a whole.

     NO DIVIDENDS. Workflow Management does not expect to pay cash dividends on Company Common Stock in the foreseeable future. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

     ABSENCE OF PUBLIC MARKET. Prior to the Workflow Distribution, there was no public market for the Company Common Stock. The trading price of the Company Common Stock could be subject to wide fluctuations in response to variations in the Company's quarterly operating results, changes in earnings estimates by analysts, conditions in the Company's businesses, general market or economic conditions or other factors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of the specific companies. Such market fluctuations could have a material adverse effect on the market price of the Company Common Stock.

     CONSIDERATION FOR OPERATING COMPANIES EXCEEDS ASSET VALUE. To date, the purchase prices of the Company's acquisitions have not been established by independent appraisals, but generally have been determined through arm's-length negotiations between the Company's management and representatives of such companies. The consideration paid for each such company has been based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets would have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Workflow Management does not expect to value future acquisitions on the basis of asset appraisals. Therefore, this risk will apply to future acquisitions as well.

     RISK OF LOSS FROM POSSIBLE FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE. Several of the Company's operating companies are using billing or other software that is not Year 2000 compliant. The Company has not quantified the costs of addressing its Year 2000 issues, but it believes that the necessary adaptations of these systems can be completed in the next 18 months, and that the costs of achieving compliance will not be material. If the Company is unable to make the necessary adaptations on a timely basis, or if the costs are greater than expected, the consequences of untimely resolution or the costs of complying could have an adverse impact on the Company's business or operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

     The following table sets forth certain information about the Company's executive offices and manufacturing and printing facilities.



                                    APPROXIMATE                 LEASE
      FUNCTION AND LOCATION       SQUARE FOOTAGE    TITLE     EXPIRATION
-------------------------------- ---------------- -------- ---------------

   EXECUTIVE OFFICE:
    Palm Beach, Florida               5,300        Leased       2003
   MANUFACTURING AND PRINTING:
    Conyers, Georgia                 71,300        Leased       2006
    Mt. Olive, Illinois              82,000        Leased       2004
    Springfield, Massachusetts       65,000        Leased       2004
    Lyndhurst, New Jersey            16,000        Leased       2000
    New York, New York               160,000       Leased       2002
    New York, New York               53,000        Leased       2005
    New York, New York               60,000        Leased       2002
    Norfolk, Virginia                26,400         Owned
    Mt. Pocono, Pennsylvania         140,000        Owned
    Calgary, Alberta                 48,000        Leased       1999
    Calgary, Alberta                 30,000        Leased       1999
    Edmonton, Alberta                81,000        Leased       2006
    Victoria, British Columbia       14,000        Leased       1999
    Winnipeg, Manitoba               12,500        Leased       2002
    Brampton, Ontario                174,500       Leased       1999
    Brampton, Ontario                44,200        Leased       2000
    London, Ontario                  17,500        Leased  month-to-month
    Mississauga, Ontario             60,000        Leased       2004
    Mississauga, Ontario              7,200        Leased  month-to-month
    Toronto, Ontario                 10,000        Leased       2000
    Regina, Saskatchewan             28,000        Leased       2006
    Dorval, Quebec                   42,000         Owned
    Granby, Quebec                   100,000        Owned
    Pointe Claire, Quebec            30,000        Leased       1998

     In addition to those facilities identified above, Workflow Management leases other offices, warehouses and distribution centers across the United States and Canada.

     Workflow Management believes that its properties are adequate to support its operations for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     Workflow Management is involved in various lawsuits arising in the ordinary course of business. Workflow Management believes that the outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a. By unanimous written consent in lieu of a special meeting of the sole shareholder of the Company, dated February 1998, an amendment to the Company's Certificate of Incorporation was adopted changing the legal name of the Company from "Workflow Graphics, Inc." to "Workflow Management, Inc." At the time of the consent, U.S. Office Products was the sole shareholder of the Company.

   b. By unanimous written consent in lieu of special meeting of the sole shareholder of the Company, effective April 15, 1998, the Company adopted Plans of Merger with SFI Corp. and United Co. These mergers were consummated in contemplation of the Company's spin-off from U.S. Office Products. See "Item 1. Business -- Spin-off from U.S. Office Products." At the time of the consent, U.S. Office Products was the sole shareholder of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A. On June 10, 1998, the shares of the Company's Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "WORK." Prior to June 10, 1998, there was no public market for the Common Stock.

     The Company does not anticipate declaring and paying cash dividends on the Common Stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Common Stock will be made by the Company's Board of Directors from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors. In addition, the Company's credit agreement with its principal lender expressly prohibits the payment of any cash dividends on the Common Stock. Any payment of cash dividends would therefore require the lender's consent.

     On July 15, 1998, the Company had approximately 3,950 shareholders of record.

     B. Effective February 13, 1998, the Company issued 1,000 shares of Common Stock to U.S. Office Products in a private placement for aggregate cash consideration of $1,000. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 ("Securities Act") pursuant to Section 4(2) thereof and Regulation D, Rules 504, 505 and 506 promulgated thereunder. The shares were issued to capitalize the Company as a subsidiary of U.S. Office Products in contemplation of the Company's spin-off from U.S. Office Products.

     C. In connection with the Company's spin-off from U.S. Office Products, the Company filed a Registration Statement (Commission File No. 333-46535) on Form S-1 that registered under the Securities Act the 14,625,268 shares of Common Stock distributed to U.S. Office Products' shareholders. Shareholders of U.S. Office Products were not required to pay any consideration for the shares of Common Stock received in the spin-off and the Company therefore did not receive any proceeds in connection with the share distribution. The Company also filed a Registration Statement on Form S-1 under the Securities Act (Commission File No. 333-47505) in connection with a planned initial public offering of Common Stock. The Company elected not to proceed with the offering and, therefore, did not receive any proceeds in connection with the shares registered under this Registration Statement.


ITEM 6. SELECTED FINANCIAL DATA

     The historical Statement of Income Data for the year ended December 31, 1995, the four months ended April 30, 1996 and the fiscal years ended April 26, 1997 and April 25, 1998 and the Balance Sheet Data at April 26, 1997 and April 25, 1998 have been derived from Workflow Management's consolidated financial statements that have been audited and are included elsewhere in this Annual Report on Form 10-K. The historical Statement of Income Data for the years ended December 31, 1993 and 1994 and the Balance Sheet Data at December 31, 1993, 1994 and 1995 and April 30, 1996 have been derived from unaudited consolidated financial statements which are not included elsewhere in this Annual Report.

     The Selected Financial Data provided herein should be read in conjunction with the Company's historical financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          SELECTED FINANCIAL DATA (1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       YEAR ENDED
                                                   --------------------------------------------------
                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                         1993             1994           1995 (2)
                                                   ---------------- ---------------- ----------------
STATEMENT OF OPERATIONS DATA:
Revenues ......................................... $ 121,463        $ 154,193        $ 309,426
Cost of revenues .................................   88,255          114,885          234,959
                                                   ---------        ---------        ---------
 Gross profit ....................................   33,208           39,308           74,467
Selling, general and administrative expenses .....   27,683           32,020           62,012
Restructuring costs ..............................
Strategic restructuring costs ....................
Non-recurring acquisition costs ..................
                                                   ---------        ---------        ---------
 Operating income ................................    5,525            7,288           12,455
Other (income) expense:
 Interest expense ................................    1,328            2,048            5,370
 Interest income .................................     (116)
 Other ...........................................      511              186               62
                                                   ---------        ---------        ---------
Income before provision for (benefit from)
 income taxes and extraordinary items ............    3,802            5,054            7,023
Provision for (benefit from)
 income taxes (3) ................................      260              379              (33)
                                                   ---------        ---------        ---------
Income before extraordinary items ................    3,542            4,675            7,056
Extraordinary items -- losses on early
 terminations of credit facilities, net of
 income taxes (4) ................................                                        700
                                                   ---------        ---------        ---------

Net income ....................................... $  3,542         $  4,675         $  6,356
                                                   =========        =========        =========
Per share amounts:
 Basic:
   Income before extraordinary items ............. $   0.60         $   0.77         $   0.90
   Extraordinary items ...........................                                       0.09
                                                   ---------        ---------        ---------
   Net income .................................... $   0.60         $   0.77         $   0.81
                                                   =========        =========        =========
 Diluted:
   Income before extraordinary items ............. $   0.60         $   0.77         $   0.88
   Extraordinary items ...........................                                       0.09
                                                   --------         ---------        ---------
   Net income .................................... $   0.60         $   0.77         $   0.79
                                                   =========        =========        =========
Weighted average shares outstanding:
 Basic ...........................................    5,901            6,075            7,875
 Diluted .........................................    5,901            6,094            8,003

                                                   DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                       1993             1994             1995
                                                   ---------        ---------        ---------
BALANCE SHEET DATA:
Working capital .................................. $  7,264         $  8,583         $ 20,127
Total assets .....................................   48,374           51,357          120,630
Short-term debt payable to U.S. Office
 Products ........................................
Long-term debt, less current portion .............    9,632            7,355           28,812
Long-term debt payable to U.S. Office
 Products ........................................
Stockholder's equity .............................   11,675           12,889           24,719



                                                    FOUR MONTHS
                                                       ENDED        FISCAL YEAR ENDED
                                                   ------------ --------------------------
                                                     APRIL 30,    APRIL 26,     APRIL 25,
                                                       1996          1997         1998
                                                   ------------ ------------- ------------
STATEMENT OF OPERATIONS DATA:
Revenues ......................................... $ 114,099    $ 327,381     $ 353,351
Cost of revenues .................................   82,998      236,340       260,299
                                                   ---------    ---------     ---------
 Gross profit ....................................   31,101       91,041        93,052
Selling, general and administrative expenses .....   22,485       70,949        73,801
Restructuring costs ..............................                                 872
Strategic restructuring costs ....................                               1,750
Non-recurring acquisition costs ..................                 5,006
                                                      -----     ---------     --------
 Operating income ................................    8,616       15,086        16,629
Other (income) expense:
 Interest expense ................................    1,676        4,561         2,210
 Interest income .................................      (18)         (25)         (274)
 Other ...........................................     (151)         632          (258)
                                                   ---------    ---------     ---------
Income before provision for (benefit from)
 income taxes and extraordinary items ............    7,109        9,918        14,951
Provision for (benefit from)
 income taxes (3) ................................    1,351        3,690         6,743
                                                   ---------    ---------     ---------
Income before extraordinary items ................    5,758        6,228         8,208
Extraordinary items -- losses on early
 terminations of credit facilities, net of
 income taxes (4) ................................                   798
                                                                ---------
Net income ....................................... $  5,758     $  5,430      $  8,208
                                                   =========    =========     =========
Per share amounts:
 Basic:
   Income before extraordinary items ............. $   0.56     $   0.52      $   0.51
   Extraordinary items ...........................                  0.07
                                                   ---------    ---------     ---------
   Net income .................................... $   0.56     $   0.45      $   0.51
                                                   =========    =========     =========
 Diluted:
   Income before extraordinary items ............. $   0.55     $   0.51      $   0.50
   Extraordinary items ...........................                  0.07
                                                   ---------    ---------     ---------
   Net income .................................... $   0.55     $   0.44      $   0.50
                                                   =========    =========     =========
Weighted average shares outstanding:
 Basic ...........................................   10,333       12,003        15,941
 Diluted .........................................   10,547       12,235        16,257

                                                    APRIL 30,   APRIL 26,     APRIL 25,
                                                       1996         1997          1998
                                                   ---------    ---------     ---------
BALANCE SHEET DATA:
Working capital .................................. $ 23,378     $ 16,910      $ 33,625
Total assets .....................................  117,949      125,108       146,678
Short-term debt payable to U.S. Office
 Products ........................................                23,622        13,536
Long-term debt, less current portion .............   28,108        6,034         7,065
Long-term debt payable to U.S. Office
 Products ........................................                   561        19,221
Stockholder's equity .............................   29,120       47,780        59,491

(1) The historical financial information of the Pooled Companies (as defined in Item 7. below) has been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the Purchased Companies (as defined in Item 7. below) is included from the dates of their respective acquisitions. See Note 4 of the Company's Notes to Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.

(2) The results for the year ended December 31, 1995 include the results of DBF, one of the Pooled Companies, from its date of incorporation on February 8, 1995.

(3) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

(4) Extraordinary items represent the losses associated with the early terminations of credit facilities at one Pooled Company, net of the related income tax benefits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW. Workflow Management is an integrated graphic arts company providing documents, envelopes and commercial printing to more than 22,000 businesses in the United States and Canada. The Company's subsidiaries comprised the Print Management Division of U.S. Office Products, which acquired such companies on the following dates: SFI and a related company, Hano, on January 24, 1997; United on April 25, 1997; DBF on April 26, 1997; FMI Graphics, Inc. ("FMI") on July 17, 1997, which was subsequently merged into SFI; and Astrid on February 26, 1998. As part of the Company's spin-off from U.S. Office Products, these companies became direct or indirect wholly-owned subsidiaries of Workflow Management. See "Item 1. Business - Spin-off from U.S. Office Products."

     Workflow Management's consolidated financial statements give retroactive effect to the seven business combinations accounted for under the pooling-of-interests method during the period from January 1997 through April 1997 (the "Pooled Companies") and include the results of the three companies acquired in business combinations accounted for under the purchase method, each from its acquisition date (the "Purchased Companies"). Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results for years ended on December 31. Upon acquisition by U.S. Office Products and effective for the fiscal year ended April 26, 1997 ("Fiscal 1997"), the Pooled Companies changed their year-ends from December 31 to conform with U.S. Office Products' fiscal year, which ends on the last Saturday of April. The following discussion should be read in conjunction with Workflow Management's consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

     In accordance with GAAP, the Company will be unable to utilize the pooling-of-interests method to account for acquisitions for a period of two years following the Workflow Distribution. During this period, the Company will not reflect any non-recurring acquisition costs in its results of operations, as all costs incurred of this nature would be related to acquisitions accounted for under the purchase method and, therefore, would be capitalized as a portion of the purchase consideration.

RESULTS OF OPERATIONS.

     The following table sets forth various items as a percentage of revenues for the fiscal years ended April 25, 1998 and April 26, 1997 and the year ended December 31, 1995:



                                                                                    FISCAL YEAR ENDED         YEAR ENDED
                                                                                -------------------------   -------------
                                                                                 APRIL 25,     APRIL 26,     DECEMBER 31,
                                                                                    1998          1997           1995
                                                                                -----------   -----------   -------------
Revenues ....................................................................       100.0%        100.0%         100.0%
Cost of revenues ............................................................        73.7          72.2           75.9
                                                                                    -----         -----          -----
 Gross profit ...............................................................        26.3          27.8           24.1
Selling, general and administrative expenses ................................        20.9          21.7           20.1
Restructuring costs .........................................................         0.2
Strategic restructuring costs ...............................................         0.5
Non-recurring acquisition costs .............................................                       1.5
                                                                                    -----         -----          -----
 Operating income ...........................................................         4.7           4.6            4.0
Interest expense, net .......................................................         0.6           1.4            1.7
Other (income) ..............................................................       ( 0.1)          0.2
                                                                                    -----         -----          -----
Income before provision for income taxes and extraordinary items ............         4.2           3.0            2.3
Provision for income taxes ..................................................         1.9           1.1
                                                                                    -----         -----          -----
Income before extraordinary items ...........................................         2.3           1.9            2.3
Extraordinary items -- losses on early terminations of credit facilities,
 net of income taxes ........................................................                       0.2            0.2
                                                                                    -----         -----          -----
Net income ..................................................................         2.3%          1.7%           2.1%
                                                                                    =====         =====          =====

CONSOLIDATED RESULTS OF OPERATIONS.

     FISCAL YEAR ENDED APRIL 25, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 26,
1997

     Consolidated revenues increased 7.9%, from $327.4 million for Fiscal 1997 to $353.4 million for the year ended April 25, 1998 ("Fiscal 1998"). This increase was primarily due to sales to a large new account, passing on increased product costs to customers, increased sales to existing customers and the purchase acquisitions of FMI and Astrid during Fiscal 1998.

     Gross profit increased 2.2%, from $91.0 million, or 27.8% of revenues, for Fiscal 1997 to $93.1 million, or 26.3% of revenues, for Fiscal 1998. This decrease in gross profit as a percentage of revenues was primarily due to inefficiencies related to the start-up period of a large new account.

     Selling, general and administrative expenses increased 4.0%, from $70.9 million, or 21.7% of revenues, for Fiscal 1997 to $73.8 million, or 20.9% of revenues, for Fiscal 1998. This decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to an increase in revenues combined with a decrease in executive compensation at the subsidiary level.

     The Company incurred restructuring costs of $872,000 during Fiscal 1998. These costs represent the external costs and liabilities to close redundant Company facilities, severance costs related to the Company's employees and other costs associated with the Company's restructuring plans. The Company expects to incur similar costs in the future as the Company continues to review its operations.

     The Company also incurred expenses of approximately $1.8 million during Fiscal 1998 associated with the U.S. Office Products Strategic Restructuring Plan. As a result of the Workflow Distribution, U.S. Office Products allocated $1.0 million to the Company for its share of the transaction costs (including legal, accounting, investment banking and financial advisory) and other fees incurred by U.S. Office Products in connection with the Strategic Restructuring Plan. In addition to the allocation by U.S. Office Products, the Company itself incurred an additional $750,000 in transaction costs during Fiscal 1998 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.

     The Company incurred non-recurring acquisition costs of $5.0 million for Fiscal 1997 in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees. GAAP requires the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests methods of accounting.

     Interest expense, net of interest income, decreased 57.3%, from $4.5 million for Fiscal 1997 to $1.9 million for Fiscal 1998. The decrease was due primarily to the fact that a portion of the debt outstanding during Fiscal 1997 was repaid by U.S. Office Products upon acquisition of the Pooled Companies and was replaced with intercompany debt bearing interest at U.S. Office Products' lower cost of borrowing rate.

     Other expense decreased $890,000 from other expense of $632,000 for Fiscal 1997, to other income of $258,000 for Fiscal 1998. The decrease is primarily the result of costs incurred at one of the Pooled Companies, during Fiscal 1997, relating to a contemplated initial public offering that was aborted as a result of that company's acquisition by U.S. Office Products.

     Provision for income taxes increased from $3.7 million for Fiscal 1997 to $6.7 million for Fiscal 1998, reflecting effective income tax rates of 37.2% and 45.1%, respectively. The lower effective tax rate for Fiscal 1997, compared to the federal statutory rate of 35.0% plus state taxes, is the result of certain of the companies included in the results not being subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations. The higher effective tax rate for Fiscal 1998, compared to the federal statutory rate of 35.0% plus state taxes, is a result of nondeductibl e goodwill amortization and nondeductible costs associated with the Strategic Restructuring Plan.


FISCAL YEAR ENDED APRIL 26, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Consolidated revenues increased 5.8%, from $309.4 million in 1995, to $327.4 million in Fiscal 1997. This increase was primarily due to sales to a large new account, passing on increased product costs to customers and increased sales to existing customers.

     Gross profit increased 22.3%, from $74.5 million, or 24.1% of revenues, in 1995 to $91.0 million, or 27.8% of revenues, in Fiscal 1997. The increase in gross profit as a percentage of revenues was due primarily to cost reductions resulting from an increased utilization of Company owned manufacturing facilities and to increased rebates and purchase discounts from vendors.

     Selling, general and administrative expenses increased 14.4%, from $62.0 million, or 20.1% of revenues, in 1995 to $70.9 million, or 21.7% of revenues, in Fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to an increase in fixed costs as a result of expansions to Company facilities for anticipated future growth.

     The Company incurred non-recurring acquisition costs of $5.0 million for the fiscal year ended April 26, 1997 in conjunction with business combinations accounted for under the pooling-of-interests method.

     Interest expense, net of interest income, decreased 15.5%, from $5.4 million in 1995 to $4.5 million in Fiscal 1997. The decrease was due primarily to the fact that a portion of the debt outstanding during 1995 was repaid by U.S. Office Products upon acquisition of the Pooled Companies and U.S. Office Products did not charge the Company interest on the long-term portion of the payable balance.

     Other expense increased $570,000, from $62,000 in 1995, to $632,000 in Fiscal 1997. Fiscal 1997 other expense consists primarily of costs incurred at one of the Pooled Companies, prior to its acquisition, relating to a contemplated initial public offering that was aborted as a result of that company's acquisition by U.S. Office Products.

     Provision for income taxes increased from a benefit of $33,000 in 1995 to an expense of $3.7 million in Fiscal 1997, reflecting effective income tax rates of -0.5% and 37.2%, respectively. The benefit from income taxes in 1995, compared to the federal statutory rate of 35.0% plus state taxes, is the result of certain of the companies included in the results not being subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations. In Fiscal 1997, this effect was partially offset by non-deductible non-recurring acquisition costs.

     During Fiscal 1997, the Company incurred an extraordinary item totaling $798,000, which represented the expenses, net of the expected income tax benefit, associated with the early termination of the credit facility at one of the Pooled Companies during Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES.

     At April 25, 1998, the Company had cash of $234,000 and working capital of $33.6 million. The Company's capitalization, defined as the sum of long-term debt, long-term payable to U.S. Office Products and stockholder's equity, at April 25, 1998 was approximately $85.8 million.

     During Fiscal 1998, net cash provided by operating activities was $4.5 million. Net cash used in investing activities was $18.0 million, including $12.8 million of net cash paid in acquisitions, $4.4 million of capital expenditures and the payment of non-recurring acquisition costs of $906,000. Net cash provided by financing activities totaled $11.5 million, consisting primarily of $8.6 million in advances from U.S. Office Products and a $2.5 million capital contribution by U.S. Office Products.

     During Fiscal 1997, net cash provided by operating activities was $19.7 million. Net cash used in investing activities was $14.1 million, including $4.1 million of cash paid for non-recurring acquisition costs and $9.5 million of capital expenditures. Net cash used in financing activities totaled $4.7 million, consisting primarily of the repayment of debt of $17.2 million and the payment of dividends at Pooled Companies of $6.1 million, partially offset by the $20.1 million capital contribution by U.S. Office Products.

     During the year ended December 31, 1995, net cash provided by operating activities was $11.1 million. Net cash used in investing activities was $42.4 million, including $37.9 million of net cash paid in acquisitions and $5.9 million of capital expenditures. Net cash provided by financing activities totaled $31.4 million, consisting primarily of an increase in debt of $35.8 million and the payment of dividends at Pooled Companies of $3.9 million.

     Workflow Management has significant operations in Canada. Net sales and income before provision for income taxes from the Company's Canadian operations accounted for approximately 36.2% and 34.8% of the Company's total net sales and income before provision for income taxes, respectively, in Fiscal 1998. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. The Company is currently reviewing certain hedge transaction options to mitigate the effect of currency fluctuations.

     Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $10.0 million for new equipment and maintenance.


     As a result of the provisions of Section 355 of the Code, the Company may be subject to constraints on its ability to issue additional shares of Company Common Stock in certain transactions for two years following the date of the Workflow Distribution. In particular, if 50% or more, by vote or value, of the capital stock of Workflow Management is acquired by one or more persons acting pursuant to a plan or series of transactions that includes the Workflow Distribution, Workflow Management will suffer significant tax liability. Workflow Management will evaluate any significant future issuance of capital stock to avoid the imposition of such tax liability. See "Item 1. Business - Risk Factors."

     The Distribution Agreement with U.S. Office Products called for an allocation of $45.6 million of debt by U.S. Office Products resulting in the forgiveness of $2.5 million and $20.1 million of debt during Fiscal 1998 and Fiscal 1997, respectively, which is reflected in the Company's financial statements as a contribution of capital by U.S. Office Products. The Company has entered into a secured $150.0 million revolving credit facility underwritten and agented by Bankers Trust Company. The credit facility matures approximately five years from the Distribution Date and is secured by substantially all assets of the Company. The credit facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest will be the prime rate from time to time in effect. Workflow Management expects that the credit facility is adequate to fund working capital and capital expenditure needs. The credit facility will also be available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants. The Company has repaid the $45.6 million of debt owed to U.S. Office Products with funds available under the credit facility.

     The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the bank line of credit will be sufficient to meet the Company's liquidity requirements for its operations for the next 12 months. However, the Company intends to pursue acquisitions, which are expected to be funded through cash, stock or a combination thereof. There can be no assurance that additional sources of financing will not be required during the next 12 months or thereafter.

     FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS. Workflow Management's envelope business is subject to seasonal influences from holiday mailings. As Workflow Management continues to complete acquisitions, it may become subject to other seasonal influences if the businesses it acquires are seasonal. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of Workflow Management, which could contribute to further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that Workflow Management may achieve for any subsequent fiscal quarter or for a full fiscal year.

     The following tables set forth certain unaudited quarterly financial data for Fiscal 1998 and Fiscal 1997 (in thousands, except for per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.



                                                             FISCAL 1998 QUARTERS
                                  --------------------------------------------------------------------------
                                      FIRST          SECOND          THIRD         FOURTH          TOTAL
                                  -------------   ------------   ------------   ------------   -------------
Revenues ......................     $  82,163       $ 88,884       $ 86,730       $ 95,574       $ 353,351
Gross profit ..................        21,895         23,314         22,086         25,757          93,052
Operating income ..............         4,975          4,842          4,395          2,417          16,629
Net income ....................         2,703          2,582          2,265            658           8,208
Net income per share: .........
 Basic ........................          0.19           0.18           0.13           0.04            0.51
 Diluted ......................          0.19           0.17           0.13           0.04            0.50


                                                          FISCAL 1997 QUARTERS
                               --------------------------------------------------------------------------
                                   FIRST           SECOND         THIRD         FOURTH          TOTAL
                               -------------   -------------   -----------   -----------   --------------
Revenues ...................     $  78,071       $  80,227      $ 81,453      $ 87,630       $  327,381
Gross profit ...............        21,717          22,518        22,647        24,159           91,041
Operating income ...........         4,650           6,085         1,510         2,841           15,086
Net income (loss) ..........         2,974           3,181          (658)          (67)           5,430
Net income (loss) per share:
 Basic .....................          0.27            0.28        (0.06)        (0.00)             0.45
 Diluted ...................          0.27            0.27        (0.05)        (0.00)             0.44

     INFLATION. The Company does not believe that inflation had a material impact on its results of operations during 1995 or the fiscal years ended April 26, 1997 and April 25, 1998.

     NEW ACCOUNTING PRONOUNCEMENTS - REPORTING COMPREHENSIVE INCOME. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Workflow Management intends to adopt SFAS No. 130 in the fiscal year ending April 24, 1999.

     YEAR 2000 ISSUE. Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue"). The Company has reviewed the potential impact of the Year 2000 Issue on its business, operations and financial condition and has concluded that it will not be material.

     During the period immediately following the Strategic Restructuring Plan of U.S. Office Products, the Company had to postpone its Year 2000 compliance project because of the inability to allocate adequate personnel. The Company intends to have its proprietary software systems and related services (known as GetSmart and Informa) Year 2000 ready by the end of calendar year 1998. With respect to the third party vendors components, the Company will use its best efforts to replace third-party software, hardware, and computer systems that are currently not Year 2000 ready by December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS



                                                                                              PAGE
                                                                                             -----
     FINANCIAL STATEMENTS:
        Reports of Independent Accountants ...............................................    F-1

        Consolidated Balance Sheet at April 25, 1998 and April 26, 1997 ..................    F-5

        Consolidated Statement of Income for the fiscal years ended April 25, 1998 and
        April 26, 1997, the four months ended April 30, 1996 and the year
        ended December 31, 1995 .........................................................     F-6

        Consolidated Statement of Stockholder's Equity for the fiscal years ended April
        25, 1998 and April 26, 1997, the four months ended April 30, 1996 and the
        year ended December 31, 1995 ....................................................     F-7

        Consolidated Statement of Cash Flows for the fiscal years ended April 25, 1998 and
        April 26, 1997, the four months ended April 30, 1996 and the year ended December
        31, 1995..........................................................................    F-8

        Notes to Consolidated Financial Statements .......................................   F-10

     FINANCIAL STATEMENT SCHEDULE:
         For the year ended December 31, 1995, the four months ended April 30, 1996, and the fiscal years ended April 26, 1997 and April 25, 1998
         II -- Valuation and Qualifying Accounts


                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
OF WORKFLOW MANAGEMENT, INC.:

     In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Workflow Management, Inc. (the "Company") and its subsidiaries at April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended April 25, 1998, the four months ended April 30, 1996, and the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hano Document Printers, Inc. ("Hano"), United Envelope Co., Inc. and its affiliate, Rex Envelope Co. Inc. ("United") and Huxley Envelope Corporation ("Huxley"), wholly-owned subsidiaries, which statements reflect total revenues for the year ended December 31, 1995 of $31,299,000, $81,917,000 and $18,868,000,
respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hano, United and Huxley, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 23, 1998

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF HANO DOCUMENT PRINTERS, INC.:

     We have audited the balance sheet of Hano Document Printers, Inc. as of December 31, 1995 and the related statements of income, stockholders' equity and cash flows for the year then ended, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hano Document Printers, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Norfolk, Virginia
August 28, 1996

                         INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF
UNITED ENVELOPE CO., INC.

     We have audited the combined balance sheets of United Envelope Co., Inc. and its affiliate, Rex Envelope Co., Inc., as at December 31, 1995, and the related combined statement of income and retained earnings and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of United Envelope Co., Inc. and its affiliate as at December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



HERTZ, HERSON & COMPANY, LLP

New York, New York
March 6, 1996

                         INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF
HUXLEY ENVELOPE CORPORATION

     We have audited the balance sheet of Huxley Envelope Corporation as at December 31, 1995, and the related statements of income and accumulated deficit and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huxley Envelope Corporation as at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



HERTZ, HERSON & COMPANY LLP


New York, New York
March 4, 1996

                           WORKFLOW MANAGEMENT, INC.


                          CONSOLIDATED BALANCE SHEET


                                (IN THOUSANDS)




                                                                                     APRIL 25,       APRIL 26,
                                                                                        1998           1997
                                                                                   -------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents .....................................................     $     234      $   2,168
 Accounts receivable, less allowance for doubtful accounts of $2,859 and $1,831,
   respectively ................................................................        56,328         50,917
 Inventories ...................................................................        32,655         26,990
 Prepaid expenses and other current assets .....................................         1,978          3,402
                                                                                     ---------      ---------
   Total current assets ........................................................        91,195         83,477
Property and equipment, net ....................................................        33,210         33,119
Notes receivable from employees ................................................         3,703          3,461
Intangible assets, net .........................................................        14,014            913
Other assets ...................................................................         4,556          4,138
                                                                                     ---------      ---------
   Total assets ................................................................     $ 146,678      $ 125,108
                                                                                     =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Short-term debt ...............................................................     $   5,855      $   3,681
 Short-term payable to U.S. Office Products ....................................        13,536         23,622
 Accounts payable ..............................................................        25,370         27,031
 Accrued compensation ..........................................................         4,916          4,173
 Other accrued liabilities .....................................................         7,893          8,060
                                                                                     ---------      ---------
   Total current liabilities ...................................................        57,570         66,567
Long-term debt .................................................................         7,065          6,034
Long-term payable to U.S. Office Products ......................................        19,221            561
Deferred income taxes ..........................................................         3,314          4,045
Other long-term liabilities ....................................................            17            121
                                                                                     ---------      ---------
   Total liabilities ...........................................................        87,187         77,328
                                                                                     ---------      ---------
Commitments and contingencies
Stockholder's equity:
 Divisional equity .............................................................        50,270         45,614
 Cumulative translation adjustment .............................................        (1,056)            97
 Retained earnings .............................................................        10,277          2,069
                                                                                     ---------      ---------
   Total stockholder's equity ..................................................        59,491         47,780
                                                                                     ---------      ---------
   Total liabilities and stockholder's equity ..................................     $ 146,678      $ 125,108
                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.


                       CONSOLIDATED STATEMENT OF INCOME


                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  FOR THE FISCAL YEAR ENDED      FOR THE FOUR       FOR THE
                                                                -----------------------------    MONTHS ENDED      YEAR ENDED
                                                                  APRIL 25,       APRIL 26,        APRIL 30,      DECEMBER 31,
                                                                     1998            1997            1996             1995
                                                                -------------   -------------   --------------   -------------
Revenues ....................................................     $ 353,351       $ 327,381       $ 114,099        $ 309,426
Cost of revenues ............................................       260,299         236,340          82,998          234,959
                                                                  ---------       ---------       ---------        ---------
 Gross profit ...............................................        93,052          91,041          31,101           74,467
Selling, general and administrative expenses ................        73,801          70,949          22,485           62,012
Restructuring costs .........................................           872
Strategic restructuring costs ...............................         1,750
Non-recurring acquisition costs .............................                         5,006
                                                                  ---------       ---------      ----------        ---------
 Operating income ...........................................        16,629          15,086           8,616           12,455
Other (income) expense:
 Interest expense ...........................................         2,210           4,561           1,676            5,370
 Interest income ............................................          (274)            (25)            (18)
 Other ......................................................          (258)            632            (151)              62
                                                                  ---------       ---------       ---------        ---------
Income before provision for income taxes and extraordinary
 items ......................................................        14,951           9,918           7,109            7,023
Provision for (benefit from) income taxes ...................         6,743           3,690           1,351              (33)
                                                                  ---------       ---------       ---------        ---------
Income before extraordinary items ...........................         8,208           6,228           5,758            7,056
Extraordinary items -- losses on early terminations of credit
 facilities, net of income taxes ............................                           798                              700
                                                                                  ---------                        ---------
Net income ..................................................     $   8,208       $   5,430       $   5,758        $   6,356
                                                                  =========       =========       =========        =========
Per share amounts:
 Basic:
   Income from before extraordinary items ...................     $    0.51       $    0.52       $    0.56        $    0.90
   Extraordinary items ......................................                          0.07                             0.09
                                                                                  ---------                        ---------
   Net income ...............................................     $    0.51       $    0.45       $    0.56        $    0.81
                                                                  =========       =========       =========        =========
 Diluted:
   Income from before extraordinary items ...................     $    0.50       $    0.51       $    0.55        $    0.88
   Extraordinary items ......................................                          0.07                             0.09
                                                                  ---------       ---------       ---------        ---------
   Net income ...............................................     $    0.50       $    0.44       $    0.55        $    0.79
                                                                  =========       =========       =========        =========

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.


                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                (IN THOUSANDS)




                                                                                    CUMULATIVE                        TOTAL
                                                                    DIVISIONAL     TRANSLATION      RETAINED      STOCKHOLDER'S
                                                                      EQUITY        ADJUSTMENT      EARNINGS         EQUITY
                                                                   ------------   -------------   ------------   --------------
Balance at December 31, 1994 ...................................     $  4,239       $             $ 8,650           $ 12,889
 Transactions of Pooled Companies:
   Issuance of Pooled Company common stock in
    conjunction with acquisition ...............................        7,451                                          7,451
   Capital contributions .......................................          100                                            100
   Cash dividends ..............................................                                      (2,465)         (2,465)
 Cumulative translation adjustment .............................                          388                            388
 Net income ....................................................                                       6,356           6,356
                                                                       ------        ---------    ----------        --------
Balance at December 31, 1995 ...................................       11,790             388         12,541          24,719
 Cash dividends at Pooled Companies ............................                                      (1,321)         (1,321)
 Cumulative translation adjustment .............................                          (36)                           (36)
 Net income ....................................................                                       5,758           5,758
                                                                       ------         --------    ----------        --------
Balance at April 30, 1996 ......................................       11,790             352         16,978          29,120
 Transactions of Pooled Companies:
   Retirement of common stock ..................................         (477)                                          (477)
   Cash dividends ..............................................                                      (6,102)         (6,102)
   Undistributed earnings of subchapter S corporations .........       14,237                        (14,237)
 Cumulative translation adjustment .............................                         (255)                          (255)
 Capital contribution by U.S. Office Products ..................       20,064                                         20,064
 Net Income ....................................................                                       5,430           5,430
                                                                       ------          -------    ----------        --------
Balance at April 26, 1997 ......................................       45,614              97          2,069          47,780
 Issuance of U.S. Office Products Company common stock
   in conjunction with acquisition .............................        2,112                                          2,112
 Cumulative translation adjustment .............................                       (1,153)                        (1,153)
 Capital contribution by U.S. Office Products ..................        2,544                                          2,544
 Net income ....................................................                                       8,208           8,208
                                                                     --------       ----------    ----------        --------
Balance at April 25, 1998 ......................................     $ 50,270       $  (1,056)     $  10,277        $ 59,491
                                                                     ========       =========     ==========        ========

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.


                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                (IN THOUSANDS)


                                                                    FOR THE FISCAL YEAR
                                                                           ENDED           FOR THE FOUR     FOR THE
                                                                  -----------------------  MONTHS ENDED    YEAR ENDED
                                                                   APRIL 25,   APRIL 26,     APRIL 30,    DECEMBER 31,
                                                                      1998        1997         1996           1995
                                                                  ----------- ----------- -------------- -------------
Cash flows from operating activities:
 Net income .....................................................  $   8,208   $   5,430     $  5,758      $   6,356
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense ........................      6,722       6,469        3,583          5,890
   Restructuring costs ..........................................        872
   Strategic restructuring costs ................................      1,750
   Non-recurring acquisition costs ..............................                  5,006
   Deferred income taxes ........................................        (17)       (660)
   Extraordinary losses .........................................                    798                         700
   Other ........................................................                                                122
   Cash paid for restructuring costs ............................       (405)
   Changes in current assets and liabilities (net of assets
    acquired and liabilities assumed in business combinations
    accounted for under the purchase method):
    Accounts receivable .........................................     (3,701)         25        3,098         (7,039)
    Inventory ...................................................     (5,561)     (3,175)         302          1,884
    Prepaid expenses and other current assets ...................        725         249         (354)          (284)
    Accounts payable ............................................     (2,738)      4,643         (339)         1,541
    Accrued liabilities .........................................     (1,349)        894         (930)         1,942
                                                                   ---------   ---------     --------      ---------
     Net cash provided by operating activities ..................      4,506      19,679       11,118         11,112
                                                                   ---------   ---------     --------      ---------
Cash flows from investing activities:
 Cash paid in acquisitions, net of cash received ................    (12,756)                                (37,859)
 Payments of non-recurring acquisition costs ....................       (906)     (4,100)
 Additions to property and equipment ............................     (4,442)     (9,450)      (4,505)        (5,944)
 Cash received on the sale of property and equipment ............        141       2,199           82            269
 Other ..........................................................                 (2,739)                      1,147
                                                                   ---------   ---------     --------      ---------
   Net cash used in investing activities ........................    (17,963)    (14,090)      (4,423)       (42,387)
                                                                   ---------   ---------     --------      ---------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt .......................      1,771       1,178           82         65,218
 Payments of long-term debt .....................................     (3,638)    (23,135)                     (4,710)
 Proceeds from (payments of) short-term debt, net ...............      2,263     (19,414)      (5,844)       (24,684)
 Payments to terminate credit facilities ........................                   (974)                       (579)
 Payments of dividends at Pooled Companies ......................                 (6,141)      (1,321)        (3,909)
 Retirement of common stock .....................................                   (477)
 Capital contributed by stockholders of Pooled Company ..........                                                100
 Advances from U.S. Office Products .............................      8,574      24,183
 Capital contributed by U.S. Office Products ....................      2,544      20,064
                                                                   ---------   ---------     --------      ---------
   Net cash provided by (used in) financing activities ..........     11,514      (4,716)      (7,083)        31,436
                                                                   ---------   ---------     --------      ---------
Effect of exchange rates on cash and cash equivalents ...........          9         (29)                        388
                                                                   ---------   ---------     --------      ---------
Net increase (decrease) in cash and cash equivalents: ...........     (1,934)        844         (388)           549
Cash and cash equivalents at beginning of period ................      2,168       1,324        1,712          1,163
                                                                   ---------   ---------     --------      ---------
Cash and cash equivalents at end of period ......................  $     234   $   2,168     $  1,324      $   1,712
                                                                   =========   =========     ========      =========
Supplemental disclosures of cash flow information:
 Interest paid ..................................................  $   1,359   $   2,063     $    794      $   2,703
 Income taxes paid ..............................................  $   8,633   $   3,390     $    674      $     560

                           WORKFLOW MANAGEMENT, INC.


                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                (IN THOUSANDS)

     The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method during Fiscal 1998 and the year ended December 31, 1995. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:




                                                               FOR THE FISCAL       FOR THE
                                                                 YEAR ENDED        YEAR ENDED
                                                                  APRIL 25,       DECEMBER 31,
                                                                    1998              1995
                                                              ----------------   -------------
Accounts receivable .......................................       $ 2,257          $ 19,106
Inventories ...............................................           465            17,436
Prepaid expenses and other current assets .................           105               578
Property and equipment ....................................         2,748            21,466
Intangible assets .........................................        13,269
Other assets ..............................................            (9)            4,499
Accounts payable ..........................................          (464)           (9,651)
Accrued liabilities .......................................          (572)           (3,700)
Long-term debt ............................................        (2,817)
Other long-term liabilities and minority interest .........          (114)           (4,424)
                                                                  ---------        --------
    Net assets acquired ...................................       $ 14,868         $ 45,310
                                                                  =========        ========
The acquisitions were funded as follows:
Common stock ..............................................       $ 2,112          $  7,451
Cash paid, net of cash received ...........................        12,756            37,859
                                                                  ---------        --------
    Total .................................................       $ 14,868         $ 45,310
                                                                  =========        ========
Noncash transactions:

     During the year ended December 31, 1995 and the four months ended April 30, 1996, the Company forgave receivables from an employee of $509 and $382, respectively.












         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            (DOLLARS IN THOUSANDS)


NOTE 1 -- BACKGROUND

     Workflow Management, Inc. (the "Company") is a Delaware corporation which was formed by U.S. Office Products Company ("U.S. Office Products") in connection with U.S. Office Products' strategic restructuring plan ("Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products spun-off its Print Management Division as an independent publicly owned company, which was comprised of certain wholly-owned subsidiaries of U.S. Office Products. This spin-off transaction was effected through the distribution of shares of the Company to U.S. Office Products shareholders effective on June 9, 1998 (the "Distribution"). U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise.

     The Print Management Division was created by U.S. Office Products in January 1997 and completed seven business combinations accounted for under the pooling-of-interests method during the period from January 1997 to April 1997 (the "Pooled Companies"). As a result of these business combinations being accounted for under the pooling-of-interests method, the results of the Company prior to the completion of such business combinations represent the combined results of the Pooled Companies operating as separate autonomous entities.


NOTE 2 -- BASIS OF PRESENTATION

     The consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. With the exception of interest expense, the Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses including certain corporate executives' salaries, accounting and legal fees, departmental costs for accounting, finance, legal, purchasing, marketing, human resources as well as other general overhead costs. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated, including revenues, number and size of acquisitions and number of employees. Management believes these allocations were made on a reasonable basis.

     U.S. Office Products uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents and an agreed upon amount of debt were allocated to the Company at the time of the Distribution. The consolidated statement of income includes an allocation of interest expense on all debt allocated to the Company. See Note 7 for further discussion of interest expense.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     DEFINITION OF FISCAL YEAR

     As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 1998", "Fiscal 1997"and "1995" refer to the Company's fiscal years ended April 25, 1998 and April 26, 1997 and the year ended December 31, 1995, respectively.


     CHANGE IN FISCAL YEAR

     Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on December 31. Upon acquisition by U.S. Office Products and effective for Fiscal 1997, the Pooled Companies

                           WORKFLOW MANAGEMENT, INC.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

changed their year-ends from December 31 to conform to U.S. Office Products' fiscal year, which ends on the last Saturday in April. A four month fiscal transition period from January 1, 1996 through April 30, 1996 has been presented for the Company to conform its fiscal year-end.


     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.


     CASH AND CASH EQUIVALENTS

     The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.


     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.


     INVENTORIES

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale.


     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.


     NOTES RECEIVABLE FROM EMPLOYEES

     The Company has outstanding promissory notes receivable due from two employees which earn interest at a rate of approximately 7% per annum. The promissory notes receivable are due in two equal installments with the first payment, including accrued interest, due on June 30, 1998 and the final payment, including all outstanding principal and remaining interest, due on June 30, 1999. The Company has agreed to defer payment of the first installments due on June 30, 1998 to August 31, 1998 provided the outstanding balances under the notes are prepaid in full on such date.


     INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method, and non-compete agreements. Substantially all goodwill is amortized on a straight line basis over an estimated useful life of 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value. Intangible assets associated with non-compete agreements are being amortized using the straight-line method over the estimated useful lives of the agreements which are generally one to five years. Other intangibles primarily consist of customer lists which are amortized over the estimated useful lives of the agreements which are generally one to five years.


     TRANSLATION OF FOREIGN CURRENCIES

     Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholder's equity.

                           WORKFLOW MANAGEMENT, INC.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value.


     INCOME TAXES

     As a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather were included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. For purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.


     TAXES ON UNDISTRIBUTED EARNINGS

     No provision is made for U.S. income taxes on earnings of the Company's Canadian subsidiary company which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings of this subsidiary.


     REVENUE RECOGNITION

     Revenue is recognized upon the delivery of products or upon the completion of services provided to customers as no additional obligations to the customers exist. Returns of the Company's product are considered immaterial.


     COST OF REVENUES

     Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of revenues. Delivery and occupancy costs are included in cost of revenues.


     ADVERTISING COSTS

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for Fiscal 1998, Fiscal 1997 and the year ended December 31, 1995 was $899, $1,410 and $551, respectively.


     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.


     INTERNALLY DEVELOPED SOFTWARE

     Internal costs related to internally developed software such as internal salaries and supplies are expensed as incurred as a component of selling, general and administrative expenses. External costs related to internally developed software such as outside programmers and consultants are capitalized and expensed over the expected useful life of the software, normally three to five years.


     RESTRUCTURING COSTS

     The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in Restructuring)."

                           WORKFLOW MANAGEMENT, INC.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


     STRATEGIC RESTRUCTURING COSTS

     Strategic restructuring costs represent the Company's portion of the costs incurred as a result of U.S. Office Products' recently completed comprehensive restructuring.


     NON-RECURRING ACQUISITION COSTS

     Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.


     NET INCOME PER SHARE

     Net income per share is calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between the weighted-average number of common shares used for the calculation of basic EPS and the weighted-average number of shares of common shares used for the diluted EPS is comprised of the dilutive effect of outstanding common stock options. However, a portion of the Company's employee stock options outstanding during the periods presented were not included in the computation of diluted EPS as they were anti-dilutive.


     NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in the fiscal year ended in April, 1999 ("Fiscal 1999").


     DISTRIBUTION RATIO

     At the date of Distribution, U.S. Office Products distributed to its shareholders one share of common stock of the Company for every 7.5 shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for 7.5 distribution ratio.

                           WORKFLOW MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 4 -- BUSINESS COMBINATIONS

     POOLING-OF-INTERESTS METHOD

     In Fiscal 1997, the Company issued 1,449,135 shares of U.S. Office Products common stock to acquire the Pooled Companies. The Pooled Companies and the number of shares issued are as follows:



                                                 NUMBER OF SHARES ISSUED
                                                ------------------------
      SFI Corp. .............................             386,275
      Hano Document Printers, Inc. ..........              97,525
      United Envelope Co., Inc.* ............             381,818
      Data Business Forms Limited ...........             583,517
                                                          -------
        Total shares issued .................           1,449,135
                                                        =========

---------
* Includes shares issued for the acquisitions of United Envelope Co., Inc., Rex Envelope Co., Inc., Huxley Envelope Corp. and Pocono Envelope Corp. which were simultaneously acquired in the aggregate.

     The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Prior to being acquired by U.S. Office Products, the Pooled Companies all reported on years ending on December 31. Upon completion of the acquisitions of the Pooled Companies, their year-ends were changed to U.S. Office Products' year-end of the last Saturday in April.

     The following presents the separate results, in each of the periods presented, of the Company (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:



                                                  WORKFLOW
                                                MANAGEMENT,     POOLED
                                                    INC.      COMPANIES    COMBINED
                                               ------------- ----------- ------------
     For the fiscal year ended April 25, 1998
       Revenues ..............................   $ 353,351    $          $  353,351
       Net income ............................   $   8,208    $          $    8,208
     For the fiscal year ended April 26, 1997
       Revenues ..............................   $  29,373    $ 298,008   $ 327,381
       Net income (loss) .....................   $     (61)   $   5,491   $   5,430
     For the four months ended April 30, 1996
       Revenues ..............................   $           $ 114,099    $ 114,099
       Net income ............................   $           $   5,758    $   5,758
     For the year ended December 31, 1995 ....
       Revenues ..............................   $           $ 309,426    $ 309,426
       Net income ............................   $           $   6,356    $   6,356

     PURCHASE METHOD

     During Fiscal 1998, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price of $14,868, consisting of 16,009 shares of common stock with a market value of $2,112 and cash of $12,756. The total assets related to these acquisitions were $18,835, including intangible assets of $13,269. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     In 1995, one of the Pooled Companies made an acquisition accounted for under the purchase method for an aggregate purchase price of $45,310, consisting of $37,859 of cash and common stock with a market value of $7,451. The total assets related to this acquisition were $63,085. No goodwill was generated in the acquisition. The results of this acquisition have been included in the Company's results from its date of acquisition.

     The following presents the unaudited pro forma results of operations of the Company for Fiscal 1998 and Fiscal 1997 and includes the Company's consolidated financial statements and the results of the purchase acquisitions completed in

                           WORKFLOW MANAGEMENT, INC.

NOTE 4 -- BUSINESS COMBINATIONS -- Continued

Fiscal 1998 and Fiscal 1997 as if they had been made at the beginning of Fiscal 1997. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation of $84 and $1,058 for Fiscal 1998 and Fiscal 1997, respectively, and the inclusion of a federal income tax provision on all earnings:



                               FISCAL YEAR     FISCAL YEAR
                                  ENDED           ENDED
                             APRIL 25, 1998   APRIL 26, 1997
                            ---------------- ---------------
  Revenues ................    $  359,908       $ 342,335
  Net income ..............         9,736           7,529
  Net income per share:
  Basic ...................    $     0.61       $    0.63
  Diluted .................    $     0.60       $    0.61

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of Fiscal 1998 or the results which may occur in the future.


NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                  APRIL 25,      APRIL 26,
                                                     1998          1997
                                                 -----------   ------------
      Land ...................................    $   1,013     $   1,022
      Buildings ..............................        4,755         4,705
      Furniture and fixtures .................       47,363        42,394
      Warehouse equipment ....................        1,107         1,013
      Equipment under capital leases .........        1,021           916
      Leasehold improvements .................        3,365         2,933
                                                  ---------     ---------
                                                     58,624        52,983
      Less: Accumulated depreciation .........      (25,414)      (19,864)
                                                  ---------     ---------
      Net property and equipment .  ..........    $  33,210     $  33,119
                                                  =========     =========

     Depreciation expense for Fiscal 1998, Fiscal 1997, the four months ended April 30, 1996 and the year ended 1995 was $6,413, $5,778, $3,174 and $4,720, respectively.


NOTE 6 -- INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                                  APRIL 25,     APRIL 26,
                                                     1998         1997
                                                 -----------   ----------
      Goodwill ...............................    $ 13,857       $  496
      Non-compete agreements .................         322          322
      Other ..................................         506          507
                                                  --------       ------
                                                    14,685        1,325
      Less: Accumulated amortization .........        (671)        (412)
                                                  --------       ------
      Net intangible assets ......  ..........    $ 14,014       $  913
                                                  ========       ======

     Amortization expense for Fiscal 1998, Fiscal 1997, the four months ended April 30, 1996 and the year ended 1995 was $309, $204, $44 and $74, respectively.

                           WORKFLOW MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 7 -- CREDIT FACILITIES

     SHORT-TERM DEBT

     Short-term debt consists of the following:



                                                        APRIL 25,     APRIL 26,
                                                           1998         1997
                                                       -----------   ----------
      Current maturities of long-term debt .........     $ 5,251      $ 3,681
      Other ........................................         604
                                                         -------
        Total short-term debt ......................     $ 5,855      $ 3,681
                                                         =======      =======

     LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                  APRIL 25,     APRIL 26,
                                                                     1998         1997
                                                                 -----------   ----------
      Notes payable, secured by certain assets of the Company,
        interest rates ranging from 5.0% to 9.0% .............    $ 12,011      $  9,283
      Capital lease obligations ..............................         305           432
                                                                  --------      --------
                                                                    12,316         9,715
      Less: Current maturities of long-term debt .............      (5,251)       (3,681)
                                                                  --------      --------
      Total long-term debt ................................  .    $  7,065      $  6,034
                                                                  ========      ========

     MATURITIES OF LONG-TERM DEBT

     Maturities on long-term debt, including capital lease obligations, are as follows:

      1999 .........................................    $  5,251
      2000 .........................................       2,265
      2001 .........................................       1,372
      2002 .........................................       1,191
      2003 .........................................       1,093
      Thereafter ...................................       1,144
                                                        --------
        Total maturities of long-term debt .........    $ 12,316
                                                        ========

     PAYABLE TO U.S. OFFICE PRODUCTS

     The short-term payable to U.S. Office Products was incurred by the Company primarily as a result of U.S. Office Products repaying short-term debt outstanding at the businesses acquired by U.S. Office Products at or soon after the respective dates of acquisition and through the centralized cash management system, which involves daily advances or sweeps of cash to keep the cash balance at or near zero on a daily basis.

     The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. Interest has been allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products average interest rate during such period. U.S. Office Products allocated $1,319 of interest expense to the Company during Fiscal 1998. There was no significant amount of intercompany debt outstanding during prior periods and, therefore, no interest expense was allocated to the Company by U.S. Office Products during such periods.

     At the date of Distribution on June 9, 1998 (the "Distribution Date"), U.S. Office Products allocated $30,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that

                           WORKFLOW MANAGEMENT, INC.

NOTE 7 -- CREDIT FACILITIES -- Continued

became subsidiaries of the Company. The allocation included debt outstanding with third parties and the balance represented intercompany debt payable to U.S. Office Products. The debt payable to U.S. Office Products was repaid upon the completion of the Distribution with funds available under the Company's credit facility, which is further described below.

     The Company entered into a secured $150.0 million revolving credit facility underwritten and agented by Bankers Trust Company. The credit facility matures approximately five years from the Distribution Date and is secured by substantially all assets of the Company. The credit facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest will be the prime rate from time to time in effect. Workflow Management expects that the credit facility is adequate to fund working capital and capital expenditure needs. Workflow Management expects that a portion of the credit facility will also be available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants.


NOTE 8 -- INCOME TAXES

     Domestic and foreign income before provision for income taxes and extraordinary items consist of the following:


                           FOR THE FISCAL YEAR ENDED    FOR THE FOUR       FOR THE
                           -------------------------    MONTHS ENDED      YEAR ENDED
                            APRIL 25,     APRIL 26,       APRIL 30,      DECEMBER 31,
                               1998          1997           1996             1995
                           -----------   -----------   --------------   -------------
  Domestic .............    $  9,754       $ 4,006         $ 4,599         $ 5,582
  Foreign ..............       5,197         5,912           2,510           1,441
                            --------       -------         -------         -------
  Total ................    $ 14,951       $ 9,918         $ 7,109         $ 7,023
                            ========       =======         =======         =======

     The provision for income taxes consists of:


                                        FOR THE FISCAL YEAR ENDED    FOR THE FOUR       FOR THE
                                        -------------------------    MONTHS ENDED      YEAR ENDED
                                         APRIL 25,     APRIL 26,       APRIL 30,      DECEMBER 31,
                                            1998          1997           1996             1995
                                        -----------   -----------   --------------   -------------
      Income taxes currently payable:
        Federal .....................     $ 3,066       $   196         $               $
        State .......................       1,419           628             460            376
        Foreign .....................       2,275         3,526             891           (409)
                                          -------       -------         -------         ------
                                            6,760         4,350           1,351            (33)
      Deferred income tax expense
      (benefit) .....................         (17)         (660)
                                          -------       -------         -------         ------
        Total provision for income
          taxes .....................     $ 6,743       $ 3,690         $ 1,351         $  (33)
                                          =======       =======         =======         ======

                           WORKFLOW MANAGEMENT, INC.

NOTE 8 -- INCOME TAXES -- Continued

     Deferred taxes are comprised of the following:


                                                                APRIL 25,       APRIL 26,
                                                                   1998            1997
                                                              -------------   -------------
      Current deferred tax assets:
        Inventory .........................................     $     112       $     145
        Allowance for doubtful accounts ...................           546             497
        Accrued liabilities ...............................           710             168
                                                                ---------       ---------
         Total current deferred tax assets ................         1,368             810
                                                                ---------       ---------
      Long-term deferred tax liabilities: .................
        Property and equipment ............................        (3,701)         (1,238)
        Intangible assets .................................           144              36
        Other .............................................        (1,125)         (3,653)
                                                                ---------       ---------
         Total long-term deferred tax liabilities .........        (4,682)         (4,855)
                                                                ---------       ---------
         Net deferred tax liability .......................     $  (3,314)      $  (4,045)
                                                                =========       =========

     The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:



                                                                  FOR THE FISCAL YEAR ENDED    FOR THE FOUR       FOR THE
                                                                  -------------------------    MONTHS ENDED      YEAR ENDED
                                                                   APRIL 25,     APRIL 26,       APRIL 30,      DECEMBER 31,
                                                                      1998          1997           1996             1995
                                                                  -----------   -----------   --------------   -------------
U.S. federal statutory rate ...................................       35.0%         35.0%           35.0%           35.0%
State income taxes, net of federal income tax benefit .........        6.4           6.8             6.5             5.4
Subchapter S corporation income not subject to corporate level
 taxation .....................................................                    (24.6)          (22.6)          (27.7)
Foreign earnings not subject to U.S. taxes ....................      (13.2)        (21.4)          (12.4)           (7.3)
Nondeductible goodwill amortization ...........................        0.7
Nondeductible acquisition costs/restructuring costs ...........        2.3          11.8
Foreign taxes .................................................       15.2          25.6            12.5
Other .........................................................       (1.3)          4.0                            (5.9)
                                                                     -----         -----           -----           -----
Effective income tax rate .....................................       45.1%         37.2%           19.0%           (0.5)%
                                                                     =====         =====           =====           =====

     Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.


NOTE 9 -- LEASE COMMITMENTS

     The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                           WORKFLOW MANAGEMENT, INC.

NOTE 9 -- LEASE COMMITMENTS -- Continued



                                                            CAPITAL     OPERATING
                                                             LEASES      LEASES
                                                           ---------   ----------
1999 ...................................................     $ 188      $  3,406
2000 ...................................................        82         3,411
2001 ...................................................        42         2,589
2002 ...................................................        20         2,045
2003 ...................................................                   1,106
Thereafter .............................................                   1,550
                                                                        --------
 Total minimum lease payments ..........................       332      $ 14,107
                                                                        ========
Less: Amounts representing interest ....................       (27)
                                                             -----
   Present value of net minimum lease payments .........     $ 305
                                                             =====

     Rent expense for all operating leases for Fiscal 1998, Fiscal 1997, the four months ended April 30, 1996 and the year ended 1995 was $8,406, $4,928, $1,844 and $6,137, respectively.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


     POSTEMPLOYMENT BENEFITS

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 25, 1998 or April 26, 1997 related to these agreements, as no change of control has occurred.


     DISTRIBUTION

     On the Distribution Date, the Company entered into a secured revolving credit facility. The terms of the credit facility contain customary covenants including financial covenants. The Company used a portion of the proceeds from the credit facility to repay certain amounts payable to U.S. Office Products.

     On June 9, 1998, the Company, U.S. Office Products and the three other companies spun-off from U.S. Office Products as part of the Strategic Restructuring Plan (collectively the "other Spin-Off Companies") entered into a Distribution Agreement, a Tax Allocation Agreement, and an Employee Benefits Agreement, and the Company and the other Spin-Off Companies entered into a Tax Indemnification Agreement. These agreements provide, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Distribution. Certain of the obligations of the Company and the other Spin-Off Companies to indemnify U.S. Office Products are joint and several. Therefore, if one of the other Spin-Off Companies fails to satisfy its indemnification obligations to U.S. Office Products when such a loss occurs, the Company may be required to reimburse U.S. Office Products for all or a portion of the losses that otherwise would have been allocated to other Spin-Off Companies. In addition, the agreements allocate liabilities, including general corporate and securities liabilities of U.S. Office Products not specifically related to the Company's business, between U.S. Office Products, the Company, and the other Spin-Off Companies.


NOTE 11 -- EMPLOYEE BENEFIT PLANS

     Effective January 24, 1997, the Company implemented the U.S. Office Products 401(k) Retirement Plan. Effective on the Distribution, the Company adopted its own 401(k) Retirement Plan (the "401(k) Plan") which allows employee

                           WORKFLOW MANAGEMENT, INC.

NOTE 11 -- EMPLOYEE BENEFIT PLANS -- Continued

contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company may match a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service.

     Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For Fiscal 1998, Fiscal 1997, the four months ended April 30, 1996 and the year ended December 31, 1995, the subsidiaries incurred expenses totaling $136, $481, $179 and $602, respectively, related to these plans.


NOTE 12 -- STOCKHOLDER'S EQUITY

     EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS no. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during Fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income.




                                                   NET INCOME       SHARES      PER SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                 ------------- --------------- ----------
     Fiscal 1998:
      Basic EPS ................................    $ 8,208         15,941      $  0.51
                                                                                =======
      Effect of dilutive employee stock options                        316
                                                                    ------
      Diluted EPS ..............................    $ 8,208         16,257      $  0.50
                                                    =======         ======      =======
     Fiscal 1997:
      Basic EPS ................................    $ 5,430         12,003      $  0.45
                                                                                =======
      Effect of dilutive employee stock options                        232
                                                                    ------
      Diluted EPS ..............................    $ 5,430         12,235      $  0.44
                                                    =======         ======      =======
     Four Months ended December 31, 1996:
      Basic EPS ................................    $ 5,758         10,333      $  0.56
                                                                                =======
      Effect of dilutive employee stock options                        214
                                                                    ------
      Diluted EPS ..............................    $ 5,758         10,547      $  0.55
                                                    =======         ======      =======
     Year ended December 31,1995:
      Basic EPS ................................    $ 6,356          7,875      $  0.81
                                                                                =======
      Effect of dilutive employee stock options                        128
                                                                    ------
      Diluted EPS ..............................    $ 6,356          8,003      $  0.79
                                                    =======         ======      =======

     CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

     During the fiscal years ended April 25, 1998 and April 26, 1997, U.S. Office Products contributed $2,544 and $20,064 of capital to the Company, respectively. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $30,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of the Company.

                           WORKFLOW MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


     EMPLOYEE STOCK PLANS

     Prior to the Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan ("USOP Plan") covering employees of U.S. Office Products. U.S. Office Products, as the sole stockholder of the Company prior to the Distribution, approved the provisions of the Company's 1998 Stock Incentive Plan (the "Plan") that permit issuance of up to 600,000 shares of "incentive stock options" as that term is defined in the Internal Revenue Code. The Company's Board of Directors adopted the Plan prior to the Distribution. Upon the Distribution, the Company replaced the options to purchase shares of common stock of U.S. Office Products held by employees with options to purchase shares of common stock of the Company.

     In order to keep the option holders in the same economic position immediately before and after the Distribution, the number of U.S. Office Products' options held by Company personnel was multiplied by 1.556 and the exercise price of those options was divided by 1.556 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

     The Company accounts for options issued in accordance with APB Opinion No.
25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for the options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the Company's net income and net income per share would have been impacted as indicated in the following table.

     The pro forma results shown below reflect the impact of options granted in Fiscal 1998 and Fiscal 1997.



                                    FOR THE FISCAL YEAR ENDED
                                ----------------------------------
                                 APRIL 25, 1998     APRIL 26, 1997
                                ----------------   ---------------

      Net Income: ...........
  As reported ...............       $ 8,208            $ 5,430
  Pro forma .................         6,903              5,184

      Net Income Per Share:
  As reported:
  Basic .....................       $  0.51            $  0.45
  Diluted ...................       $  0.50            $  0.44
  Pro forma:
  Basic .....................       $  0.43            $  0.43
  Diluted ...................       $  0.42            $  0.42


The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions for the fiscal years ended April 25, 1998 and April 26, 1997 respectively:


    Expected life of option                               7 years     7 years
    Risk free interest rate                                6.36%       6.66%
    Expected volatility of the U.S. Office Products Stock  44.1%       44.0%

     The weighted-average fair value of options granted was $6.37 and $3.99 for Fiscal 1998 and Fiscal 1997, respectively.

                           WORKFLOW MANAGEMENT, INC.

NOTE 12 -- STOCKHOLDER'S EQUITY -- Continued

     The summary of option transactions follows:


                                                        WEIGHTED-                     WEIGHTED-
                                                         AVERAGE                       AVERAGE
                                                         EXERCISE       OPTIONS       EXERCISE
                                           OPTIONS        PRICE       EXERCISABLE       PRICE
                                        ------------   -----------   -------------   ----------
  Balance at April 30, 1996 .........           --
   Granted ..........................      649,093      $  7.15

  Balance at April 30, 1996 .........      649,093         7.15        291,153         $ 6.86
   Granted ..........................    1,225,375        11.78
   Exercised ........................     (114,106)        7.04
   Canceled .........................      (66,539)       10.42
                                         ---------      -------

  Balance at April 25, 1998 .........    1,693,823      $ 10.38        172,768         $ 7.01
                                         =========                     =======

     The following table summarizes information about stock options outstanding at April 25, 1998:



                                OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                    --------------------------------------------   ----------------------
                                     WEIGHTED-
                                      AVERAGE        WEIGHTED-                  WEIGHTED-
                                     REMAINING        AVERAGE                    AVERAGE
     RANGE OF                       CONTRACTUAL      EXERCISE                   EXERCISE
 EXERCISE PRICES       OPTIONS          LIFE           PRICE        OPTIONS       PRICE
-----------------   ------------   -------------   -------------   ---------   ----------
$ 6.81 - $ 6.88        485,831           8.76          $6.87        169,851       $6.85
$ 9.75 - $11.68        564,200           9.06          10.05             --          --
$13.07 - $16.29        643,792           9.26          13.32          2,917       16.29

                       -------
$ 6.81 - $16.29      1,693,823           9.05        $ 10.38        172,768      $ 7.01
                     =========                                      =======

     Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

     Mr. Ledecky received a stock option for Company Common Stock from the Company as of June 10, 1998. The Board intends the option to be compensation for Mr. Ledecky's services as a director of the Company, and certain services as an employee of the Company. The option covers up to 7.5% of the outstanding Company Common Stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of Common Stock (other than with respect to stock splits or reverse stock splits). The option has a per share exercise price equal to the closing sale price of the Company Common Stock on Nasdaq on the first day of post-Distribution trading, June 10, 1998 (the date of grant), which was $9 per share.

     As of June 10, 1998, the Company granted an option for 7.5% of the outstanding Company Common Stock determined as of the Distribution Date to Mr. D'Agostino, approximately 6% to certain executive officers and 15,000 shares to each non-employee director. The options were granted under the Plan and have a per share exercise price equal to the closing sale price of the Company Common Stock on Nasdaq on the first day of post-Distribution trading, June 10, 1998 (the date of grant), which was $9 per share. Total options available for grant under the Plan are up to 30.0% of the outstanding shares of the Company's common stock immediately following the Distribution, which equals 4,387,580 shares, including the options granted to Mr. Ledecky, Mr. D'Agostino, executive officers and non-employee directors described above.

                           WORKFLOW MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 13 -- SEGMENT REPORTING

     GEOGRAPHIC SEGMENTS

     The following table sets forth information as to the Company's operations in its different geographic segments:


                                                  UNITED
                                                  STATES       CANADA        TOTAL
                                               ------------ ------------ ------------
      For the fiscal year ended April 25, 1998
       Revenues ..............................  $ 225,435    $ 127,916    $ 353,351
       Operating income ......................     10,609        6,020       16,629
       Identifiable assets at year-end .......     97,999       48,679      146,678
      For the fiscal year ended April 26, 1997
       Revenues ..............................  $ 205,910    $ 121,471    $ 327,381
       Operating income ......................      7,010        8,076       15,086
       Identifiable assets at year-end .......     72,854       52,254      125,108
      For the four months ended April 30, 1996
       Revenues ..............................  $  73,047    $  41,052    $ 114,099
       Operating income ......................      3,435        5,181        8,616
       Identifiable assets at period end .....     66,255       51,694      117,949
      For the year ended December 31, 1995
       Revenues ..............................  $ 196,922    $ 112,504    $ 309,426
       Operating income ......................      7,859        4,596       12,455
       Identifiable assets at year-end .......     64,301       56,329      120,630

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data for Fiscal 1998 and Fiscal 1997:




                                                      FISCAL 1998 QUARTERS
                             ----------------------------------------------------------------------
                                 FIRST         SECOND        THIRD         FOURTH         TOTAL
                             ------------- ------------- ------------- ------------- --------------
      Revenues .............   $  82,163     $  88,884     $  86,730     $  95,574     $  353,351
      Gross profit .........      21,895        23,314        22,086        25,757         93,052
      Operating income .....       4,975         4,842         4,395         2,417         16,629
      Net income ...........       2,703         2,582         2,265           658          8,208
      Net income per share:
  Basic ....................        0.19          0.18          0.13          0.04           0.51
  Diluted ..................        0.19          0.17          0.13          0.04           0.50


                                                                FISCAL 1997 QUARTERS
                                     --------------------------------------------------------------------------
                                         FIRST           SECOND         THIRD         FOURTH          TOTAL
                                     -------------   -------------   -----------   -----------   --------------
      Revenues ...................     $  78,071       $  80,227      $ 81,453      $ 87,630       $  327,381
      Gross profit ...............        21,717          22,518        22,647        24,159           91,041
      Operating income ...........         4,650           6,085         1,510         2,841           15,086
      Net income (loss) ..........         2,974           3,181          (658)          (67)           5,430
      Net income (loss) per share:
       Basic .....................          0.27            0.28         (0.06)        (0.00)            0.45
       Diluted ...................          0.27            0.27         (0.05)        (0.00)            0.44

                                                                     SCHEDULE II


                           WORKFLOW MANAGEMENT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEAR ENDED DECEMBER 31, 1995, THE 4 MONTHS ENDED APRIL 30, 1996, AND
           THE FISCAL YEARS ENDED APRIL 27, 1997, AND APRIL 25, 1998



                                                  BALANCE AT   CHARGED TO
                                                   BEGINNING    COSTS AND
         DESCRIPTION                 DATE          OF PERIOD    EXPENSES
---------------------------- ------------------- ------------ ------------
Allowance for doubtful
 accounts .................. December 31, 1994    $  574,000   $  883,000
                             December 31, 1995     1,606,000      387,000
                                April 30, 1996     1,993,000    1,394,000
                                April 27, 1997     1,831,000    1,200,000
Accumulated amortization
 of intangibles ............ December 31, 1994    $  129,000   $   74,000
                             December 31, 1995       188,000       44,000
                                April 30, 1996       208,000      204,000
                                April 27, 1997       412,000      309,000



                                  CHARGED TO                                                    BALANCE
                                    OTHER                                                      AT END OF
         DESCRIPTION               ACCOUNTS             DEDUCTIONS               DATE            PERIOD
---------------------------- ------------------- ----------------------- ------------------- -------------
Allowance for doubtful
 accounts .................. $ 646,000 (b)          $     (497,000) (a)  December 31, 1995    $1,606,000
                                                                            April 30, 1996     1,993,000
                                                        (1,556,000) (a)     April 27, 1997     1,831,000
                             5,000 (b)                    (177,000) (a)     April 25, 1998     2,859,000
Accumulated amortization
 of intangibles ............                        $      (15,000) (c)  December 31, 1995    $  188,000
                                                           (24,000) (c)     April 30, 1996       208,000
                                                                            April 27, 1997       412,000
                                                           (50,000) (c)     April 25, 1998       671,000

---------
(a) Represents write-offs of uncollectible accounts receivable

(b) Allowance for doubtful accounts acquired in purchase acquisitions

(c) Represents write-offs of intangible assets

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors, executive officers and key employees of the Company are as follows:



NAME                                          AGE  POSITION
-------------------------------------------- ----- -------------------------------------------
     OFFICERS AND DIRECTORS OF THE COMPANY:
     Thomas B. D'Agostino                    56    Chairman of the Board, President, Chief
                                                    Executive Officer and Director
     Steven R. Gibson                        38    Vice President and Chief Financial Officer
     Claudia S. Amlie                        29    Vice President and General Counsel
     Thomas A. Brown, Sr.(1)(2)              55    Director
     Gus J. James, II(1)                     59    Director
     Jonathan J. Ledecky                     40    Director
     Timothy L. Tabor                        44    Director
     F. Craig Wilson(2)                      48    Director

     KEY EMPLOYEES OF SUBSIDIARIES:
     John Conway                             55    President of Data Business Forms
                                                    Limited
     Thomas B. D'Agostino, Jr.*              31    President of SFI of Delaware, LLC
     Robert M. Fishbein                      55    Co-Chairman and Co-President of United
                                                    Envelope, LLC
     Richard M. Schlanger                    53    Co-Chairman and Co-President of United
                                                    Envelope, LLC
     Andre Beaudet                           55    President of Hano Document Printers, Inc.

---------
     * Thomas B. D'Agostino, Jr. is the son of Thomas B. D'Agostino.

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.


     The Board of Directors intends to increase its size from six to seven members and to appoint the seventh director to serve on the Compensation Committee.

     THOMAS B. D'AGOSTINO is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. D'Agostino was President of SFI and its predecessor company, Forms & Peripherals, Inc., from 1972 until 1998, and was appointed President of U.S. Office Products Print Management Division in January 1997 when U.S. Office Products acquired SFI and Hano.

     STEVEN R. GIBSON is Vice President and Chief Financial Officer of the Company, the position to which he was appointed in April 1998. From February 1997 until April 1998, Mr. Gibson was President of Cortez Financial Services, Inc., an investment banking company. From May 1985 to February 1997, he was employed in various positions at NationsBank Corporation, ultimately serving as Senior Vice President.

     CLAUDIA S. AMLIE was appointed Vice President and General Counsel of the Company in May 1998. From July 1997 until April 1998, she served as an associate attorney at the law firm of Edwards & Angell in Palm Beach, Florida. Ms. Amlie worked as an associate attorney at Foley & Lardner in West Palm Beach, Florida from June 1996 to July 1997, and Stearns, Weaver, Miller, Weissler, Alhadeff & Sitterson in Miami, Florida from August 1994 to May 1996. Ms. Amlie graduated from law school in 1994.

     THOMAS A. BROWN, SR. has served as the Vice
President-Purchasing/Sourcing/Logistics of Pfizer, Inc., a large pharmaceutical company, since May 1996. From June 1991 until May 1996, Mr. Brown was Vice President-Procurement of Aetna, Inc., a national insurance company.

     GUS J. JAMES, II is the President, a director and shareholder of the law firm of Kaufman & Canoles in Norfolk, Virginia. Mr. James has practiced law with Kaufman & Canoles since 1967. See "Item 13. Certain Relationships and Related Transactions."

     JONATHAN J. LEDECKY is a director and an employee of the Company and each of the other Spin-Off Companies. He founded Consolidation Capital Corporation in February 1997 and will serve as its Chairman and Chief Executive Officer. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its Chairman of the Board until the Distribution Date and served as its Chief Executive Officer until November 5, 1997. Mr. Ledecky has also served as the Non-Executive Chairman of the Board of USA Floral Products, Inc. since April 1997 and as a director of UniCapital Corporation since October 1997. Mr. Ledecky is also a director of MicroStrategy Incorporated. Mr. Ledecky served from 1989 to 1991 as the President of The Legacy Fund, Inc., and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly-owned subsidiary of Steelcase Inc. Prior to his tenure at The Legacy Fund, Inc., Mr. Ledecky was a partner at Adler and Company and a Senior Vice President at Allied Capital Corporation, an investment management company.

     TIMOTHY L. TABOR served as Executive Vice President of U.S. Office Products Print Management Division and Executive Vice President and Chief Operating Officer of SFI and Hano from May 1997 until the Distribution Date. From 1996 until 1997, he served as an executive officer of SFI and Hano. From 1993 to 1995, Mr. Tabor managed his own investments. From 1987 to 1993, Mr. Tabor held various positions with Tudor Investment Corp., serving as Director of Technology from 1987 to 1990, Director of the Securities Department from 1990 until 1992 and as a proprietary trader in 1993.

     F. CRAIG WILSON has served as Chief Executive Officer and Chairman of the Board of Cortez III Service Corporation ("Cortez III") since March 1997. Cortez III provides logistics and technical services to various governmental agencies. Mr. Wilson also serves as President of EC III, Inc., a joint venture of Cortez III, and EG&G Inc. From 1993 to 1997, Mr.Wilson was Chief Operating Officer of Cortez III.

     JOHN CONWAY has served as President of DBF since 1992. From 1987 to 1992, Mr. Conway was Vice President and General Manager of Data East.

     THOMAS B. D'AGOSTINO, JR. was appointed President of SFI in 1998. He previously served as Vice President of Sales of SFI from 1997 until 1998. From 1995 to 1997, he served as President of Hano. From 1993 to 1995, Mr. D'Agostino, Jr. held several other positions with Hano, including Vice President of Sales and Marketing and General Manager.

     ROBERT M. FISHBEIN is Co-Chairman of United. He has also served as Co-President of United since 1994. From 1982 to 1994, Mr. Fishbein held the position of Executive Vice President of United.

     RICHARD M. SCHLANGER is also Co-Chairman of United. He has also served as Co-President of United since 1994. From 1982 to 1994, Mr. Schlanger held the position of Executive Vice President of United.

     ANDRE BEAUDET is President of both Hano and Multiple Pakfold, Inc., the distributor arm of DBF. Mr. Beaudet joined DBF in 1992 when it acquired Southam Paragon, where he had been employed since 1965. From 1986 to 1997, Mr. Beaudet held a variety of positions at Southam Paragon, including President and Vice President.

     Directors are elected for a one-year term and hold office until their successors have been elected and qualified or until such director's earlier resignation or removal.

COMMITTEES OF THE BOARD

     The Board of Directors has an Audit Committee. The Audit Committee is charged with reviewing Workflow Management's annual audit and meeting with the Company's independent accountants to review the Company's internal controls and financial management practices. Messrs. Brown and James are members of the Audit Committee.

     The Board of Directors has a Compensation Committee. The Compensation Committee is charged with determining the compensation of Workflow Management's executive officers and administering the Company's 1998 Stock Incentive Plan. Mr. Wilson and Mr. Brown are members of the Compensation Committee. See "Item
11. Executive Compensation -- 1998 Stock Incentive Plan."


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10% of a registered class of equity securities of the Company to file initial reports of ownership (Form 3) and reports of changes in beneficial ownership (Form 4 and 5) with the Securities and Exchange Commission ("SEC") and Nasdaq. Such persons are also required under the rules and regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements under Section 16(a) have been met in a timely manner by its directors, officers and greater than 10% beneficial owners.


ITEM 11. EXECUTIVE COMPENSATION


LEDECKY SERVICES AGREEMENT

     Jonathan J. Ledecky entered into a Services Agreement with U.S. Office Products on January 13, 1998, as amended and restated as of June 8, 1998 ("Ledecky Services Agreement"), which became effective on the Distribution Date. The Company has also entered into an employment agreement with Mr. Ledecky, effective as of June 10, 1998, that implements assigned portions of the Ledecky Services Agreement. Under the employment agreement, Mr. Ledecky reports to the Board of Directors and senior management of the Company. In such capacity, Mr. Ledecky will provide high-level acquisition negotiation services and strategic business advice. The Company can require Mr. Ledecky's performance of such services, consistent with his other contractual obligations to Consolidation Capital Corporation, U.S. Office Products and the other Spin-Off Companies. As an employee, Mr. Ledecky is subject to the generally applicable personnel policies of the Company and is eligible for the Company's benefit plans in accordance with their terms. The Company will pay Mr. Ledecky an annual salary of $48,000 for up to two years. The Company may terminate Mr. Ledecky's employment with "cause."


     The Ledecky Services Agreement provides for non-competition and non-solicitation restrictions that will continue until the later of June 10, 2000 or the date one year after Mr. Ledecky leaves Workflow Management's employ. These provisions generally restrict Mr. Ledecky from, among other things, investing in or working for or on behalf of any business selling any products or services in direct competition with the Company, U.S. Office Products or the other Spin-Off Companies (collectively, the"U.S. Office Products Companies"), within 100 miles of any location where the relevant U.S. Office Products Company regularly maintains an office with employees. (For this purpose, "products or services" are those that U.S. Office Products offered on January 13, 1998.) Notwithstanding this prohibition, Mr. Ledecky may serve in a policy making role (but not engage in direct personal competition) with respect to the following businesses: (i) certain businesses that are potentially competitive with Aztec Technology Partners, Inc., one of the other Spin-Off Companies, if those businesses (A) relate to computer installation and servicing, (B) information technology, or (C) telecommunications, and if, when acquired, the businesses met certain revenue limits and had their principal place of business in the same metropolitan area as that of the acquiring electrical contracting and services business; (ii) businesses selling, supplying, or distributing janitorial or sanitary products or services; (iii) businesses managing or servicing office equipment (other than computers); (iv) businesses providing internet access services; (v) UniCapital Corporation's current businesses (which include equipment leasing); or (vi) U.S. marketing services. The Ledecky Services Agreement prohibits Mr. Ledecky from trying to hire away managerial employees of the U.S. Office Products Companies or from calling upon customers of the U.S. Office Products Companies to solicit or sell products or services in direct competition with the U.S. Office Products Companies. Mr. Ledecky also may not hire away for Consolidation Capital Corporation any person then or in the preceding one year employed by the U.S. Office Products Companies. U.S. Office Products has assigned to Workflow Management the ability to enforce the non-competition provisions described above as to its own business, which constitute part of Mr. Ledecky's employment agreement with the Company.

     Mr. Ledecky has received a stock option for Company Common Stock from Workflow Management as of June 10, 1998. The option is intended to compensate Mr. Ledecky for his services to Workflow Management as an employee. The option was granted under the Company's 1998 Stock Incentive Plan. The option covers 7.5% of the outstanding Company Common Stock determined as of the Distribution Date, which equals 1,096,895 shares of Common Stock. The per share exercise price of the option is $9.00, which is equal to the closing price of Company Common Stock as reported on Nasdaq on June 10, 1998. The estimated value of this option depends on its exercise price and the trading volatility of the Company Common Stock. Based on an exercise price of $9.00 per share and an assumed trading volatility index of the Company Common Stock of 40%, the estimated value of the option is approximately $2.0 million, net of taxes at an assumed 40% rate.


     Mr. Ledecky's option was fully vested when granted but is not exercisable until June 10, 1999. Mr. Ledecky's option from the Company is exercisable immediately if Mr. Ledecky dies before the option expires, or if Workflow Management accelerates the exercise schedule of options for substantially all management option holders (in this latter case, Mr. Ledecky's option will become exercisable on the same accelerated schedule as the other Workflow Management option holders). All unexercised portions of the option expire ten years after its date of grant or, if applicable, as of the date Mr. Ledecky violates his non-competition agreement with the Company.


DIRECTOR COMPENSATION

     Non-employee directors receive cash compensation in the amount of $10,000 per year. In addition, non-employee directors received formula stock options under the 1998 Stock Incentive Plan of 15,000 shares as of June 10, 1998. These options become exercisable one year from the date of grant. The exercise price is $9.00 per share, the closing sale price of the Company Common Stock as reported on Nasdaq on June 10, 1998. Non-employee directors are also eligible to receive formula stock options for additional shares at each annual meeting at which such director is reelected to the Company's Board of Directors. The exercise price of these options will be the fair market value of the Common Stock on the date of grant.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Board of Directors of Workflow Management has ever been an officer of the Company or any of its subsidiaries, except that Mr. D'Agostino is the Chairman, President and Chief Executive Officer of the Company and was the President of U.S. Office Products Print Management Division and a member of the Board of Directors of SFI prior to the Distribution Date. In addition, Mr. Tabor was the Executive Vice President of U.S. Office Products Print Management Division and the Executive Vice President and Chief Operating Officer of SFI and Hano prior to the Distribution Date. Mr. Tabor resigned as an officer of the Print Management Division of U.S. Office Products, SFI and Hano on the Distribution Date. In addition, Mr. Ledecky was the Chief Executive Officer of U.S. Office Products until November 5, 1997 and was Chairman of U.S. Office Products until the Distribution Date. None of Messrs. D'Agostino, Tabor or Ledecky serve on the Company's Compensation Committee.


EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation paid by the Company for services rendered during the year ended April 25, 1998 to the Chief Executive Officer and to the other officers of the Company whose combined compensation exceeded $100,000 during this period (collectively the "Named Officers").

                          SUMMARY COMPENSATION TABLE



                                                             ANNUAL COMPENSATION         LONG TERM
                                                           ------------------------    COMPENSATION       ALL OTHER
               NAME AND PRINCIPAL POSITION                    SALARY        BONUS       OPTIONS (#)      COMPENSATION
--------------------------------------------------------   -----------   ----------   --------------   ---------------
Thomas B. D'Agostino
 Chairman of the Board, President, Chief
 Executive Officer and Director of the Company .........    $400,000      $   -0-        45,000           $  9,968(1)
Michael B. Feldman
 Former Vice President and Chief Financial
 Officer of the Company (2) ............................    $133,750      $25,000        37,500           $  6,319(3)
Timothy L. Tabor (4)
 Former Executive Vice President
 U.S. Office Products Print Management Division
 and Director of the Company ...........................    $260,000      $25,000        15,000           $  5,041(5)

---------
(1) Includes $6,805 of insurance premiums and $3,163 of 401(k) plan contributions paid by the Company on Mr. D'Agostino's behalf.

(2) Steven R. Gibson assumed the position of Vice President and Chief Financial Officer on April 8, 1998.

(3) Includes $3,403 of insurance premiums and $2,916 of 401(k) plan contributions paid by the Company on Mr. Feldman's behalf.

(4) Mr. Tabor resigned as an officer of the Print Management Division of U.S. Office Products, SFI and Hano on the Distribution Date.

(5) Includes $5,041 of insurance premiums paid by the Company on Mr. Tabor's behalf.


EMPLOYMENT CONTRACTS AND RELATED MATTERS

     The Company has entered into an employment agreement with Thomas B. D'Agostino, the Company's Chairman, President and Chief Executive Officer. The employment agreement provides for a four-year term. Pursuant to this agreement, Mr. D'Agostino is entitled to receive minimum annual compensation of $400,000, incentive bonuses and certain perquisites and benefits. Under the agreement, Mr. D'Agostino is eligible to receive up to 100% of his base salary in bonus compensation, payable in cash or stock based awards, as determined by the Compensation Committee based on specified performance criteria. In the event that Mr. D'Agostino's employment is terminated without cause, Mr. D'Agostino's employment agreement provides that he is entitled to receive his base salary and benefits for the longer of (i) six months from the date of termination or
(ii) the remaining time under the term of the employment agreement. The employment agreement also contains a non-competition covenant which prohibits Mr. D'Agostino from engaging in certain activities during the term of the employment agreement and for the longer of (i) a period of one year thereafter or (ii) as long as Mr. D'Agostino continues to receive severance payments from the Company.


     The Company also has entered into employment agreements with Steven R. Gibson, Vice President and Chief Financial Officer, Claudia S. Amlie, Vice President and General Counsel, and certain other employees (collectively, the "Executive Employment Agreements") on the following general terms. The Executive Employment Agreements (i) provide for an initial term of two years;
(ii) contain non-competition covenants which prohibit the employees from engaging in certain activities during the term of the Executive Employment Agreements and for the longer of (x) a period of one year thereafter or (y) as long as the employees receive severance payments from the Company; and (iii) provide for severance payments upon termination without cause for the longer of
(x) three months from the date of termination or (y) the remaining term under the Executive Employment Agreement. Under the Executive Employment Agreements, employees are eligible to receive up to 50% of their base salary in bonus compensation, payable in cash or stock based awards, as determined by the Compensation Committee based on specified performance criteria. Mr. Gibson's base salary under his Executive Employment Agreement is $175,000 annually and Ms. Amlie's base salary under her Executive Employment Agreement is $110,000 annually.


REPLACEMENT OF OUTSTANDING U.S. OFFICE PRODUCTS OPTIONS

     Substantially all vested and unvested options to acquire shares of U.S. Office Products Common Stock ("U.S. Office Products Options") that were held by Workflow Management employees on the Distribution Date have been replaced with options to acquire shares of Company Common Stock ("Workflow Options"). As of the Distribution Date, 805,457 U.S. Office Products Options were held by employees of Workflow Management. The following formulae were used to adjust the number and exercise price of U.S. Office Products Options for purposes of determining the number and exercise price of Workflow Options. The formulae did not affect when the options vest or when employees can exercise the options.
     The EXERCISE PRICE of U.S. Office Products Options was adjusted by applying the following formula:

   EXERCISE PRICE (NEW) = EXERCISE PRICE (OLD) x $ 9.00 (CLOSING PRICE OF COMPANY COMMON STOCK ON JUNE 10, 1998)
------------------------------------------------------------------------------
                           $14.00 (TRADING PRICE OF U.S. OFFICE PRODUCTS COMMON
STOCK PRE-WORKFLOW DISTRIBUTION)


     The NUMBER of U.S. Office Products Options was adjusted by applying the following formula:


   OPTION SHARES (NEW) = OPTION SHARES (OLD) x $14.00 (TRADING PRICE OF U.S.
                            OFFICE PRODUCTS COMMON STOCK PRE-WORKFLOW
                            DISTRIBUTION)

------------------------------------------------------------------------------

                            $ 9.00 (CLOSING PRICE OF COMPANY COMMON STOCK ON JUNE 10, 1998)


For all optionees, the "Trading Price of U.S. Office Products Common Stock Pre-Workflow Distribution" of $14.00 was the average closing price of U.S. Office Products Common Stock for the number of business days falling between the expiration of the tender offer completed by U.S. Office Products as part of its Strategic Restructuring Plan and the completion of the Distributions. The foregoing formula adjustments are intended to preserve for the former holders of U.S. Office Products Options the intrinsic value per option, measured as the difference between the market value of one share of U.S. Office Products Common Stock at the time of the Workflow Distribution and the exercise price of such option. The intrinsic value of the adjusted Workflow Options is no greater than the intrinsic value of the U.S. Office Products Options immediately before the Workflow Distribution, and the ratio of exercise price to market price is not less than the ratio immediately before the Workflow Distributions.


1998 STOCK INCENTIVE PLAN

     The Company has adopted the 1998 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by providing employees with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward highly motivated and qualified employees. The maximum number of shares of Company Common Stock that may be issued with respect to awards granted under the Plan is 4,387,580, which equals 30% of the outstanding Company Common Stock following the Workflow Distribution. The maximum number of shares that may be issued with respect to awards granted under the Plan to an individual in a calendar year may not exceed 1,500,000 shares. The Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible to receive awards under the Plan. The Plan authorizes the Compensation Committee to make awards of stock options, restricted stock, stock appreciation rights and other stock-based awards. The Compensation Committee will determine the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.


     As of June 10, 1998, Mr. Ledecky received a stock option for Company Common Stock from Workflow Management pursuant to the Plan. The option is intended to compensate Mr. Ledecky for his services to Workflow Management as an employee. The option covers 1,096,895 shares of Common Stock, which is equal to 7.5% of the outstanding Company Common Stock determined as of the Distribution Date. The per share exercise price of the option is $9.00, which is equal to the closing price of the Company Common Stock on June 10, 1998 as reported on Nasdaq.


     Mr. Ledecky's option was fully vested when granted but is not be exercisable until June 10, 1999. Mr. Ledecky's option from the Company will be exercisable immediately if Mr. Ledecky dies before the option expires or, if and to the extent that, Workflow Management accelerates the exercise schedule of options for substantially all Workflow Management option holders. All unexercised portions of the option expire ten years after its date of grant or, if applicable, as of the date Mr. Ledecky violates his non-competition agreement with Workflow Management. See " -- Ledecky Services Agreement" above.



     As of June 10, 1998, Thomas B. D'Agostino also received an option (the"D'Agostino Option") pursuant to the Plan for 1,096,895 shares of Common Stock, which is equal to 7.5% of the outstanding Company Common Stock as of the Distribution Date. The D'Agostino Option is on the same terms as Mr. Ledecky's option, including an exercise price equal to $9.00 per share. The estimated value of the D'Agostino Option depends on its exercise price and the trading volatility of Company Common Stock. Based on an exercise price of $9.00 per share and an assumed trading volatility index of the Company Common Stock of 40%, the estimated value of the D'Agostino Option is approximately $2.0 million, net of taxes at an assumed 40% rate.

     In addition to Mr. Ledecky and Mr. D'Agostino, certain executive officers and key employees of the Company received option grants for a total of 905,000 shares of Company Common Stock, including option grants to Steven R. Gibson and Claudia S. Amlie exercisable for 175,000 and 50,000 shares of Company Common Stock, respectively, at an exercise price of $9.00 per share. Mr. Gibson's and Ms. Amlie's options vest in equal installments over a three year period following the date of grant.


OPTIONS GRANTED IN FISCAL YEAR 1998

     The following table sets forth certain information regarding options to acquire U.S. Office Products Common Stock granted to the Named Officers during the year ended April 25, 1998. All options were granted by U.S. Office Products as options to acquire U.S. Office Products Common Stock and have been replaced with options to acquire Company Common Stock in connection with the Workflow Distribution. See "Replacement of Outstanding U.S. Office Products Options" above for a discussion of the formulae used to convert the number and exercise price of the options listed below.


                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                           PERCENT OF                                        ANNUAL RATES OF
                                          TOTAL OPTIONS                                        STOCK PRICE
                            OPTIONS        GRANTED IN       EXERCISE     EXPIRATION         APPRECIATION FOR
NAME                      GRANTED(1)     FISCAL YEAR(2)       PRICE         DATE             OPTION TERM(3)
----------------------   ------------   ----------------   ----------   ------------   ---------------------------
                                                                                            5%            10%
                                                                                       -----------   -------------
Thomas B. D'Agostino       45,000              5.9%         $ 15.17       4/28/07       $429,315      $1,087,968
Timothy L. Tabor           15,000              2.0%         $ 15.17       4/28/07       $143,105      $  362,656
Michael B. Feldman         15,000              2.0%         $ 15.17       4/28/07       $143,105      $  362,656
                           22,500              2.9%         $ 21.13       9/17/07       $298,992      $  757,705

---------
(1) The options granted are non-qualified stock options, which are exercisable at the market price on the date of grant.

(2) Total options granted means all options granted to employees of Workflow Management.

(3) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock appreciation of 5% and 10%. These assumed rates of growth were selected by the SEC for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of stock prices. No gain to the optionees is possible without an increase in stock prices, which will benefit all stockholders.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED APRIL 25, 1998 AND FISCAL YEAR-END 1998 OPTION VALUES

     The following table sets forth certain information regarding option exercises and unexercised options held by the Named Officers at April 25, 1998. As described above, all options were granted by U.S. Office Products as options to acquire U.S. Office Products Common Stock and have been replaced with options to acquire shares of Company Common Stock in connection with the Workflow Distribution. See "Replacement of Outstanding U.S. Office Products Options" above.


AGGREGATE OPTION EXERCISES IN FISCAL YEAR END APRIL 25, 1998 AND FISCAL
                            YEAR-END OPTION VALUES



                                                                                                     VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED             IN-THE-MONEY OPTIONS
                          SHARES ACQUIRED         VALUE               OPTIONS HELD AT                 AT FISCAL YEAR END
                          ON EXERCISE (#)     REALIZED ($)            APRIL 25, 1998                      ($)(3)(4)
                         -----------------   --------------   -------------------------------   ------------------------------
NAME                                                           EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------                                        -------------   ---------------   -------------   --------------
Thomas B. D'Agostino               --                 --              --           45,000(1)             --        $ 76,725
Timothy L. Tabor               48,522            486,601              --           15,000(1)             --        $ 25,575
Michael B. Feldman                 --                 --          36,391           37,500(2)       $224,714        $ 25,575

---------
(1) 25% of these options became exercisable on April 28, 1998.

(2) 3,750 of these options became exercisable on April 28, 1998.

(3) Options were "in-the-money" at fiscal year end if the closing market price of U.S. Office Products Common Stock exceeded the exercise price of the options.

(4) The value of unexercised options at fiscal year end represents the difference between the exercise price of such options and $16.875, the closing market price of U.S. Office Products Common Stock on April 24, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of outstanding shares of Company Common Stock beneficially owned as of July 15, 1998 by (i) each director and Named Officer, and (ii) all directors and executive officers as a group. All persons listed below have sole voting and investment power with respect to their shares of Company Common Stock unless otherwise indicated. Unless otherwise indicated, directors and executive officers receive their mail at 240 Royal Palm Way, Palm Beach, Florida 33480. Effective on the Distribution Date, the Company believes that FMR Corp. and Massachusetts Financial Services each owned beneficially more than 5% of the Company's Common Stock. To date, no filings have been made by these entities with the Securities and Exchange Commission to indicate whether they continue to own beneficially more than 5% of the Company's Common Stock.



                                                                NUMBER OF SHARES OF   PERCENT OF SHARES OF
                                                                WORKFLOW MANAGEMENT   WORKFLOW MANAGEMENT
                                                               --------------------- ---------------------
NAME OF BENEFICIAL OWNER                                            COMMON STOCK          COMMON STOCK
-------------------------------------------------------------- --------------------- ---------------------
     OFFICERS AND DIRECTORS
     Thomas B. D'Agostino                                              63,475(1)                *
     Thomas A. Brown, Sr.                                                   0                   0%
     Jonathan J. Ledecky                                              248,433(2)              1.7
     Gus J. James, II                                                   1,000                   *
      One Commercial Place
      Norfolk, VA 23514
     Timothy L. Tabor                                                   4,478(3)                *
      276 Park Avenue South,
      New York, NY 10010
     F. Craig Wilson                                                        0                   0
      4841 Tramway Ridge Drive N.E.
      Albuquerque, NM 87111
     Michael B. Feldman                                                35,732(4)                *
      3701 E. Virginia Beach Blvd.,
      Norfolk, VA 23502
     All current executive officers and directors as a group          318,386                 2.2
      (eight persons)

---------
     * Less than 1%.

(1) Includes 13,434 shares which may be acquired upon exercise of options exercisable within 60 days. Excludes Mr. D'Agostino's option for 1,096,895 shares of Company Common Stock granted under the 1998 Stock Incentive Plan, which is not exercisable until June 10, 1999. See "Item 11. Executive Compensation."

(2) Excludes Mr. Ledecky's option for 1,096,895 shares of Company Common Stock granted under the Company's 1998 Stock Incentive Plan, which is not exercisable until June 10, 1999. See "Item 11. Executive Compensation."

(3) Includes 4,478 shares which may be acquired upon exercise of options exercisable within 60 days. Because Mr. Tabor is no longer an employee of the Company, these option expire if not exercised by August 28, 1998, which is the 90th day after his resignation as an employee.

(4) Includes 35,732 shares which may be acquired upon exercise of options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has from time to time retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James, II, a Director of the Company, is the President, a director and a shareholder of Kaufman & Canoles.


     SFI Delaware expects to enter into a lease with an entity controlled by relatives of Mr. D'Agostino and certain employees of SFI Delaware for office space in Norfolk, Virginia. The terms of any such lease have not yet been finalized. The Company anticipates that lease payments will be based on the market value of the office space and will be comparable to rents that would be charged to parties not affiliated with Mr. D'Agostino. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.


     Workflow Management has granted a license of the Imagenet technology to U.S. Office Products effective on the Distribution Date. Workflow Management has retained ownership of Imagenet, but U.S. Office Products has received a perpetual, non-exclusive, non-transferable license to use the technology and the source code to develop derivative applications; provided, however, that for 30 months U.S. Office Products is prohibited from using the Imagenet technology or any derivative application to offer its customers the kind of print and forms services that Workflow Management offers its customers, including print-on-demand and print management. U.S. Office Products has agreed to refer customers seeking such services to the Company during the restricted period. The license fee payable with respect to the license will be a one time fee of $5,000. The Company believes that the terms of the license are commercially reasonable as between the Company and U.S. Office Products.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. Financial Statements and Schedules:

      1. Financial Statements (See Item 8. hereof.)

      2. Financial Statement Schedules (See Item 8. hereof.)

     b. Reports on 8-K during quarter ended April 25, 1998: None

     c. Exhibits

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

                                  SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Palm Beach, State of Florida, on July 24, 1998.


                                        WORKFLOW MANAGEMENT, INC.



                      By: /s/      THOMAS B. D'AGOSTINO*
                                ------------------------------------
                                   THOMAS B. D'AGOSTINO
                                   PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE OFFICER

     In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates stated.





                SIGNATURE                                    TITLE                        DATE
----------------------------------------  ------------------------------------------ --------------
   /s/   THOMAS B. D'AGOSTINO             Chairman of the Board, Chief               July 24, 1998
  ----------------------------------      Executive Officer, President, Director
  THOMAS B. D'AGOSTINO                    (Principal Executive Officer)
                                          Vice President, Chief Financial Officer,
   /s/   STEVEN R. GIBSON                                                            July 24, 1998
  ----------------------------------      Treasurer, Secretary (Principal
  STEVEN R. GIBSON                        Financial Officer and Principal
                                          Accounting Officer)

   /s/   THOMAS A. BROWN, SR.             Director                                   July 24, 1998
  ----------------------------------
  THOMAS A. BROWN, SR.

   /s/   GUS J. JAMES, II                 Director                                   July 24, 1998
  ----------------------------------
  GUS J. JAMES, II

   /s/   JONATHAN J. LEDECKY              Director                                   July 24, 1998
  ----------------------------------
  JONATHAN J. LEDECKY

   /s/   TIMOTHY L. TABOR                 Director                                   July 24, 1998
  ----------------------------------
  TIMOTHY L. TABOR

   /s/   F. CRAIG WILSON                  Director                                   July 24, 1998
  ----------------------------------
  F. CRAIG WILSON

                                 EXHIBIT INDEX



  3.1        Certificate of Incorporation of the Company. (Incorporated by reference to the             *
             Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).
  3.2        Certificate of Amendment of the Company's Certificate of Incorporation. (Incorporated      *
             by reference to the Registrant's Form S-1, Commission File No. 333-46535, as
             amended, previously filed with the Commission).
  3.3        Bylaws of the Company. (Incorporated by reference to the Registrant's Form S-1,            *
             Commission File No. 333-46535, as amended, previously filed with the Commission).
  4.1        Form of certificate representing shares of Common Stock (Incorporated by reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).
 10.1        Form of Distribution Agreement among U.S. Office Products Company, Workflow                *
             Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and
             School Specialty, Inc. (Incorporated by reference to the Registrant's Form S-1,
             Commission File No. 333-46535, as amended, previously filed with the Commission).
 10.2        Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow              *
             Management, Inc., Aztec Technology Partners, Inc., Navigant International, Inc. and
             School Specialty, Inc. (Incorporated by reference to the Registrant's Form S-1,
             Commission File No. 333-46535, as amended, previously filed with the Commission).
 10.3        Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec               *
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
             (Incorporated by reference to the Registrant's Form S-1, Commission File
             No. 333-46535, as amended, previously filed with the Commission).
 10.4        Form of Employee Benefits Agreement among Workflow Management, Inc., Aztec                 *
             Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc.
             (Incorporated by reference to the Registrant's Form S-1, Commission File
             No. 333-46535, as amended, previously filed with the Commission).
 10.5        Agreement dated as of January 24, 1997 between SFI Corp. and Thomas B. D'Agostino.         *
             (Incorporated by reference to the Registrant's Form S-1, Commission File
             No. 333-46535, as amended, previously filed with the Commission).
 10.6        Agreement dated as of January 24, 1997 between Hano Document Printers, Inc. and            *
             Timothy L. Tabor. (Incorporated by reference to the Registrant's Form S-1, Commission
             File No. 333-46535, as amended, previously filed with the Commission).
 10.7        Services Agreement dated as of January 13, 1998 between U.S. Office Products               *
             Company and Jonathan J. Ledecky. (Incorporated by reference to the Registrant's Form
             S-1, Commission File No. 333-46535, as amended, previously filed with the
             Commission).
 10.8        Form of Credit Agreement between Workflow Management, Inc., certain other                  *
             borrowers and Bankers Trust Company, as Agent (Incorporated by reference to the
             Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).
 10.9        Form of 1998 Stock Incentive Plan. (Incorporated by reference to the Registrant's Form     *
             S-1, Commission File No. 333-46535, as amended, previously filed with the
             Commission).
 10.10       Form of Executive Employment Agreement. (Incorporated by reference to the                  *
             Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).
 10.11       Form of Employment Agreement between Workflow Management, Inc. and Jonathan J.             *
             Ledecky. (Incorporated by reference to the Registrant's Form S-1, Commission File
             No. 333-46535, as amended, previously filed with the Commission).
 10.12       Employment Agreement between Workflow Management, Inc. and Steven R. Gibson.               *
             (Incorporated by reference to the Registrant's Form S-1, Commission File
             No. 333-46535, as amended, previously filed with the Commission).
 10.13       Employment Agreement between Workflow Management, Inc. and Claudia S. Amlie.               *
             (Incorporated by reference to the Registrant's Form S-1, Commission File
             No. 333-46535, as amended, previously filed with the Commission).

      10.14        Amendment to Services Agreement dated as of June 8, 1998 between U.S. Office                 *
                   Products Company and Jonathan J. Ledecky. (Incorporated by reference to the
                   Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).
      10.15        Form of Software Source Code License Agreement between Workflow Management,                  *
                   Inc. and U.S. Office Products Company for Imagenet technology. (Incorporated by reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).
     **10.16       Employment Agreement dated June 11, 1998, between Workflow Management, Inc. and
                   Thomas B. D'Agostino.
     **10.17       Stock Option Award Agreement dated June 10, 1998, between Workflow
                   Management, Inc. and Jonathan J. Ledecky.
     **10.18       Stock Option Award Agreement dated June 10, 1998, between Workflow
                   Management, Inc. and Thomas B. D'Agostino.
    21             Subsidiaries of the Registrant. (Incorporated by reference to the Registrant's Form S-1,     *
                   Commission File No. 333-46535, as amended, previously filed with the Commission).
     **23.1        Consent of PricewaterhouseCoopers LLP
     **23.2        Consent of Hertz, Herson & Company, LLP
     **23.3        Consent of KPMG Peat Marwick LLP
     **27          Financial Data Schedule

---------
* (Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

** Filed herewith.