Form 10-Q
period 1998-07-25
WORKFLOW MANAGEMENT INC
filed 1998-09-08
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 1998

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                                ----------------        -------------------
Commission File Number  0-24383


                           WORKFLOW MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                   06-1507104
        (State of other jurisdiction                      (I.R.S. Employer
       incorporation or organization.)                   Identification No.)

             240 Royal Palm Way
               Palm Beach, FL                                   33480
  (Address of principal executive offices)                   (Zip Code)

                                 (561) 659-6551
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of September 8, 1998, there were 14,625,268 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX

                                                                                                                Page No.
                                                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet..............................................................................3
              July 25, 1998 (unaudited) and April 25, 1998

           Consolidated Statement of Income........................................................................4
              For the three months ended July 25, 1998 (unaudited) and
               July 26, 1997 (unaudited)

           Consolidated Statement of Cash Flows....................................................................5
              For the three months ended July 25, 1998 (unaudited) and
               July 26, 1997 (unaudited)

           Notes to Consolidated Financial Statements..............................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................11


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................................18


Signatures........................................................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                                       July 25,       April 25,
   ASSETS                                                                                1998            1998
   ------                                                                           ------------    -------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $      4,203    $        234
   Accounts receivable, less allowance for doubtful
     accounts of $2,898 and $2,859, respectively                                          51,215          56,328
Inventories                                                                               30,770          32,655
Notes receivable from employees                                                            3,703
Prepaid expenses and other current assets                                                  2,822           1,978
                                                                                    ------------    ------------
       Total current assets                                                               92,713          91,195

Property and equipment, net                                                               33,536          33,210
Notes receivable from employees                                                                            3,703
Intangible assets, net                                                                    13,881          14,014
Other assets                                                                               7,515           4,556
                                                                                    ------------    ------------
       Total assets                                                                 $    147,645    $    146,678
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                  $      1,378    $      5,855
   Short-term payable to U.S. Office Products                                                             13,536
   Accounts payable                                                                       20,140          25,370
   Accrued compensation                                                                    5,926           4,916
   Other accrued liabilities                                                               8,580           7,893
                                                                                    ------------    ------------
       Total current liabilities                                                          36,024          57,570

Long-term debt                                                                            37,723           7,065
Long-term payable to U.S. Office Products                                                                 19,221
Deferred income taxes                                                                      4,165           3,314
Other long-term liabilities                                                                    9              17
                                                                                    ------------    ------------
       Total liabilities                                                                  77,921          87,187
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Divisional equity                                                                                      50,270
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     authorized,  14,625,268 and no shares issued and
     outstanding, respectively                                                                15
   Additional paid-in capital                                                             61,699
   Accumulated other comprehensive loss                                                   (2,475)         (1,056)
   Retained earnings                                                                      10,485          10,277
                                                                                    ------------    ------------
       Total stockholders' equity                                                         69,724          59,491
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    147,645    $    146,678
                                                                                    ============    ============

         See accompanying notes to consolidated  financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                         July 25,      July 26,
                                                                                           1998         1997
                                                                                     ------------    ----------
Revenues                                                                             $     90,485    $    82,163
Cost of revenues                                                                           65,948         60,268
                                                                                     ------------    -----------
   Gross profit                                                                            24,537         21,895

Selling, general and administrative expenses                                               19,069         16,871
Amortization expense                                                                          133             49
Strategic restructuring plan costs                                                          3,818
                                                                                     ------------   ------------
   Operating income                                                                         1,517          4,975
Interest expense                                                                            1,154            543
Interest income                                                                               (25)
Other (income) expense                                                                         17           (100)
                                                                                     ------------    ------------

Income before provision for income taxes                                                      371          4,532
Provision for income taxes                                                                    163          1,829
                                                                                     ------------    -----------
Net income                                                                           $        208    $     2,703
                                                                                     ============    ===========


Income per share:
   Basic                                                                             $       0.01    $      0.19
   Diluted                                                                           $       0.01    $      0.19


         See accompanying notes to consolidated  financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                         July 25,        July 26,
                                                                                           1998            1997
                                                                                     ------------    ------------
   Cash flows from operating activities:
      Net income                                                                      $       208    $     2,703
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization expense                                               1,646          1,509
        Strategic restructuring plan costs                                                  3,818
        Cash paid for strategic restructuring plan costs                                   (1,378)
        Changes  in  assets  and   liabilities   (net  of  assets  acquired  and
          liabilities assumed in business combinations):
             Accounts receivable                                                            4,458           (742)
             Inventory                                                                      1,341           (120)
             Prepaid expenses and other current assets                                       (621)          (466)
             Accounts payable                                                              (5,090)        (3,692)
             Accrued liabilities                                                            3,748         (1,241)
                                                                                      -----------    -----------
                Net cash provided by (used in) operating activities                         8,130         (2,049)
                                                                                      -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment                                                     (2,596)          (979)
   Cash received on the sale of property and equipment                                        122
   Deposits                                                                                (1,000)
   Cash paid in acquisitions, net of cash received                                                           114
   Payments of non-recurring acquisition costs                                                              (434)
                                                                                      -----------    -----------
        Net cash used in investing activities                                              (3,474)        (1,299)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                50,000
   Payments on long-term debt                                                             (19,343)          (236)
   Proceeds from (payments of) short-term debt, net                                        (4,466)           466
   Cash paid for deferred financing costs                                                  (2,363)
   Advances from (payments to) U.S. Office Products                                       (32,991)         1,313
   Capital contributed by U.S. Office Products                                              8,488
                                                                                      -----------    -----------
      Net cash (used in) provided by financing activities                                    (675)         1,543
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                         (12)            11
                                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                                        3,969         (1,794)
Cash and cash equivalents at beginning of period                                              234          2,168
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     4,203    $       374
                                                                                      ===========    ===========

                                   (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                         July 25,      July 26,
                                                                                          1998          1997
                                                                                       -----------   -----------
   Supplemental disclosures of cash flow information:

   Interest paid                                                                      $       149    $       183
   Income taxes paid                                                                  $     1,082    $       599

The Company issued common stock in connection with one business combination accounted for under the purchase method during the three months ended July 26, 1997. The fair values of the assets and liabilities at the date of the acquisition are presented as follows:

                                                        Three
                                                     Months Ended
                                                    July 26, 1997
                                                    -------------
   Accounts receivable                             $         1,109
   Inventory                                                    41
   Prepaid expenses and other current assets                    26
   Property and equipment                                       84
   Intangible assets                                         1,445
   Accounts payable                                           (332)
   Accrued liabilities                                        (365)
   Long-term debt                                              (10)
                                                   ---------------
      Net assets acquired                          $         1,998
                                                   ===============


The acquisition accounted for under the purchase method was funded as follows:

                                                      Three
                                                   Months Ended
                                                  July 26, 1997
                                                  -------------
   Common stock                                  $         2,112
   Cash paid, net of cash received                         (114)
                                                 ---------------
      Total                                      $         1,998
                                                 ===============

         See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS

Workflow Management, Inc. (the "Company" or "Workflow Management") is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products" or "USOP") in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,625,268 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date").

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


NOTE 2 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

For periods prior to the Distribution Date, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. Upon the Distribution, divisional equity was reclassified to common stock and additional paid-in-capital. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products which were not directly related to these businesses. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated. Management believes these allocations were made on a reasonable basis.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 1998 ("Fiscal 1998").

NOTE 3 - LONG-TERM DEBT

The Company entered into a secured $150.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Bankers Trust Company on June 9, 1998. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants.



NOTE 4 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 25, 1998 were as follows:

Stockholders' equity balance at April 25, 1998                                                     $      59,491
Capital contributions:
   Contribution by U.S. Office Products                                                                    8,488
   Stock options tendered in the USOP equity tender offer by the Company's employees                       2,956
Comprehensive income (loss)                                                                               (1,211)
                                                                                                   -------------
Stockholders' equity balance at July 25, 1998                                                      $      69,724
                                                                                                   =============

Effective April 26, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of changes in equity from non-owner sources in the financial statements. The statement requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustment, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

The components of comprehensive income are as follows:

                                                 Three Months Ended
                                                 July 25,      July 26,
                                                   1998         1997
                                              -----------    -----------

Net income                                    $       208    $     2,703
Other comprehensive income:
   Foreign currency translation adjustment         (1,419)           231
                                              -----------    -----------

Comprehensive (loss) income                   $    (1,211)   $     2,934
                                              ===========    ===========

At the Distribution Date, U.S. Office Products distributed to its shareholders one share of Company Common Stock for every 7.5 shares of U.S. Office
Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for 7.5 distribution ratio.

NOTE 5 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during Fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income.

                                                           Income              Shares            Per Share
                                                         (Numerator)        (Denominator)          Amount
                                                         -----------        -------------          ------
Three months ended July 25, 1998:
   Basic EPS                                              $     208               16,265         $    0.01
                                                                                                 =========
   Effect of dilutive employee stock options                                         210
                                                          ---------        -------------
   Diluted EPS                                            $     208               16,475         $    0.01
                                                          =========        =============         =========

Three months ended July 26, 1997:
   Basic EPS                                              $   2,703               14,171         $    0.19
                                                                                                 =========
   Effect of dilutive employee stock options                                         245
                                                          ---------        -------------
   Diluted EPS                                            $   2,703               14,416          $   0.19
                                                          =========        =============          ========

The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.


NOTE 6 - BUSINESS COMBINATIONS

During Fiscal 1998, the Company completed two business combinations which were both accounted for under the purchase method (the "Purchased Companies").

The following presents the unaudited pro forma results of operations of the Company for the three month periods ended July 25, 1998 and July 26, 1997, as if the Strategic Restructuring Plan and the purchase acquisitions completed since the beginning of Fiscal 1998 had been consummated at the beginning of Fiscal 1998. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets, reductions in executive compensation at the Purchased Companies and an increase in corporate overhead expenses as if the Company was a stand-alone entity for the entire period:

                                           Three Months Ended
                                          July 25,       July 26,
                                            1998           1997
                                       -------------  --------------

Revenues                               $      90,485  $       85,460
Net income                                     2,346           2,182

Earnings per share:
   Basic                                        0.16            0.15
   Diluted                                      0.16            0.15

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the Strategic Restructuring Plan occurred at the beginning of Fiscal 1998 or the results that may occur in the future.

NOTE 7 - SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 for the year ending April 24, 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.


NOTE 8 - SUBSEQUENT EVENTS

Subsequent to July 25, 1998, the Company announced that it had signed letters of intent to purchase four companies for an aggregate purchase price of $13.5 million consisting entirely of cash. The transactions include three document distribution companies based in Puerto Rico, New York City and Los Angeles and one envelope manufacturer in New York City. The acquisitions are expected to close in September 1998.

In addition to the signed letters of intent, the Company also announced that its Board of Directors approved a share repurchase program of up to two million shares of Company Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to Workflow Management, Inc. (the "Company" or "Workflow Management") or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the dates hereof.


Introduction

Workflow Management is an integrated graphic arts company providing documents, envelopes and commercial printing to more than 22,000 businesses in the United States and Canada. Prior to the consummation of the U.S. Office Products Company ("U.S. Office Products") strategic restructuring plan (the "Strategic Restructuring Plan") the Company's subsidiaries comprised the Print Management Division of U.S. Office Products, which acquired such companies on the following dates: SFI Corp., the predecessor to SFI of Delaware, LLC, and a related company, Hano Document Printers, Inc., on January 24, 1997; United Envelope, Co., the predecessor to United Envelope, LLC, and the related companies, Rex Envelope Co., Huxley Envelope Corp. and Pocono Envelope Corp. on April 25, 1997; Data Business Forms Limited on April 26, 1997; FMI Graphics, Inc. ("FMI") on July 17, 1997, which was subsequently merged into SFI Corp.; and Astrid Offset Corp. ("Astrid") on February 26, 1998. As part of the Company's spin-off from U.S. Office Products, these companies became direct or indirect wholly-owned subsidiaries of Workflow Management.

The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 25, 1998 ("Fiscal 1998") included in the Company's Annual Report on Form 10-K.


Consolidated Results of Operations

     Three Months Ended July 25, 1998 Compared to Three Months Ended
July 26, 1997

Consolidated revenues increased 10.1%, from $82.2 million for the three months ended July 26, 1997, to $90.5 million for the three months ended July 25, 1998. This increase was primarily due to the inclusion of FMI and Astrid (the "Fiscal 1998 Purchased Companies") in the consolidated results of the Company for the entire three months ended July 25, 1998 and increased envelope and document sales resulting from sales to two large new customer accounts that were secured during Fiscal 1998.

International revenues decreased 4.5%, from $30.8 million, or 37.5% of consolidated revenues, for the three months ended July 26, 1997, to $29.4 million, or 32.5% of consolidated revenues, for the three months ended July 25, 1998. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during the three months ended July 25, 1998. International revenues, when stated in the local currency, increased $478,000 (Canadian) or 1.1% for the three months ended July 25, 1998 when compared to the three months ended July 26, 1997.

Gross profit increased 12.1%, from $21.9 million, or 26.6% of revenues, for the three months ended July 26, 1997, to $24.5 million, or 27.1% of revenues, for the three months ended July 25, 1998. The increase in gross profit was primarily due to the inclusion of the Fiscal 1998 Purchased Companies in the consolidated results of the Company for the entire period and the additional gross profit generated from the two new customer accounts. The increase in gross profit as a percentage of revenues was due to the Fiscal 1998 Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company.

Selling, general and administrative expenses increased 13.0%, from $16.9 million, or 20.5% of revenues, for the three months ended July 26, 1997, to $19.1 million, or 21.1% of revenues, for the three months ended July 25, 1998. The increase in selling, general and administrative expenses was primarily due to the inclusion of the Fiscal 1998 Purchased Companies in the results of the Company for the entire period and the additional corporate overhead that was incurred during the three months ended July 25, 1998 as a result of the Company operating as a stand-alone public entity following its spin-off under U.S. Office Products' Strategic Restructuring Plan. This increase was partially offset by the benefits resulting from significant headcount reductions and cost saving measures employed by the Company's Canadian operations during the end of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of sales during the three months ended July 25, 1998 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $84,000 from $49,000 for the three months ended July 26, 1997, to $133,000 for the three months ended July 25, 1998. This increase was due exclusively to the inclusion of the Fiscal 1998 Purchased Companies for the entire three month period ended July 25, 1998.

The Company incurred expenses of approximately $3.8 million during the three months ended July 25, 1998 associated with U.S. Office Products' Strategic Restructuring Plan. Under Generally Accepted Accounting Principles, the Company was required to record a one-time, non-cash expense of approximately $3.0 million with a corresponding contribution to capital relating to the tender of stock options by Workflow Management employees in U.S. Office Products' equity tender offer at June 9, 1998 (the "Distribution Date"). As a result of the Distribution, the Company also incurred an additional $750,000 in transaction costs during the three months ended July 25, 1998 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.

Interest expense, net of interest income, increased 107.9%, from $543,000 for the three months ended July 26, 1997, to $1.1 million for the three months ended July 25 1998. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended July 25, 1998 as a result of the Company securing a $150.0 million revolving credit facility to pay off its debt to U.S. Office Products at the Distribution Date.

Other (income) expense decreased from $100,000 of other income, for the three months ended July 26, 1997, to $17,000 of other expense, for the three months ended July 25, 1998. Other income primarily represents gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes decreased from $1.8 million for the three months ended July 26, 1997 to $163,000 for the three months ended July 25, 1998, reflecting effective income tax rates of 40.4% and 43.9%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from acquisition of the Fiscal 1998 Purchased Companies.

Liquidity and Capital Resources

At July 25, 1998, the Company had cash of $4.2 million and working capital of $56.7 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at July 25, 1998, was approximately $107.4 million.

Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at July 25, 1998, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $10.0 million for new equipment and maintenance.

During the three months ended July 25, 1998, net cash provided by operating activities was $8.1 million. Net cash used in investing activities was $3.5 million, including $2.6 million used for additions to property and equipment and $1.0 million used for a deposit on machinery. Net cash used in financing activities was $675,000, which included $33.0 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan which was partially offset by the Company's net borrowings of $23.8 million and an $8.5 million capital contribution by U.S. Office Products.

During the three months ended July 26, 1997, net cash used in operating activities was $2.0 million. Net cash used in investing activities was $1.3 million, including $1.0 million used for additions to property and equipment. Net borrowings increased $1.5 million during the three months ended July 26, 1997, which consisted primarily of $1.3 million in net working capital advances from U.S. Office Products.

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.5% of the Company's total net sales for the three months ended July 25, 1998. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

During the three months ended July 25, 1998, the Canadian dollar weakened against the U.S. dollar ("USD"). The Canadian exchange rate declined from approximately $0.70 USD at April 25, 1998 to $0.67 USD at July 25, 1998. This resulted in a reduction in stockholders' equity, through a foreign currency translation adjustment, of approximately $1.4 million, reflecting the impact of the declining exchange rate on the Company's investments in its Canadian subsidiary. The Company is currently reviewing certain hedge transaction options to mitigate the effect of currency fluctuations.

As a result of the provisions of Section 355 of the Internal Revenue Code of 1986, as amended, and certain tax contribution agreements entered into by the Company in connection with the Distribution, the Company may be subject to constraints on its ability to issue additional shares of the Company's common stock in certain transactions for two years following the Distribution Date. In particular, if 50% or more, by vote or value, of the capital stock of Workflow Management is acquired by one or more persons acting pursuant to a plan or series of transactions that includes the Distribution, Workflow Management will suffer significant tax liability. The Company will evaluate any significant future issuance of capital stock to avoid the imposition of such tax liability.

The Strategic Restructuring Plan called for an allocation of $45.6 million of debt by U.S. Office Products to Workflow Management at the Distribution Date. This allocation resulted in the forgiveness of $8.5 million of debt during the three months ended July 25, 1998, which was reflected in the Company's financial statements as a contribution of capital by U.S. Office Products.

The Company entered into a secured $150.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Bankers Trust Company on June 9, 1998. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. Workflow Management expects that the Credit Facility is adequate to fund working capital and capital expenditure needs. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants.

The Company repaid its debt owed to U.S. Office Products with funds available under the Credit Facility during the three months ended July 25, 1998. At September 1, 1998, the Company had approximately $30.3 million
outstanding   under  the  Credit  Facility,   at  an  annual  interest  rate  of
approximately 6.96%, and $119.7 million available under the Credit Facility for acquisitions and working capital purposes.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations for the next 12 months. However, the Company intends to pursue acquisitions, which are expected to be funded through cash, stock or a combination thereof. There can be no assurance that additional sources of financing will not be required during the next 12 months or thereafter.


Fluctuations in Quarterly Results of Operations

Workflow Management's envelope business is subject to seasonal influences from year-end mailings. As the Company continues to complete acquisitions, it may become subject to other seasonal influences if the businesses it acquires are seasonal. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of Workflow Management, which could contribute to further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.


Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the three month periods ended July 25, 1998 and July 26, 1997, respectively.


New Accounting Pronouncements

Reporting Comprehensive Income. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Workflow Management has adopted SFAS No. 130 for the fiscal year ending April 24, 1999.

Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 for the year ending April 24, 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.


Year 2000 Issue

Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue" or "Year 2000").

If the Company and its customers, suppliers and vendors were not Year 2000 compliant by January 1, 2000, the most reasonably likely worst case scenario would be a temporary shutdown or cessation of distribution or manufacturing operations at one or more of the Company's facilities and a temporary inability of the Company to timely process customer orders and deliver products to customers. Any such shutdown could have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company's individual business units are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which allow them to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

The Company estimates that it will incur approximately $6.0 million of incremental cost in connection with the Year 2000 Issue, of which approximately $4.5 million has been incurred to date. The Company anticipates funding future Year 2000 Issue costs with funds available from operations and the Company's credit facility with its principal lender.

While costs associated with the Year 2000 Issue may be material in one or more of the Company's fiscal quarters, the Company does not believe that the Year 2000 Issue will have a material adverse effect on the long-term results of operations, liquidity or financial position of the Company. However, no assurance can be given that unforeseen circumstances will not arise as the Company addresses the Year 2000 Issue. Specific factors that may cause the Company to experience unanticipated problems with respect to the Year 2000 Issue include the availability and cost of adequately trained personnel, the ability to locate and correct all affected computer code, and the timing and success of Year 2000 efforts by the Company's customers, suppliers and vendors.

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



Factors Affecting the Company's Business

Risks Associated with Acquisitions

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

Approximately $13.9 million, or 9.4% of the Company's total assets as of July 25, 1998, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.


Risks Associated with Canadian  Operations.

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.5% and 36.2% of the Company's total net sales in the three months ended July 25, 1998 and the fiscal year ended April 25, 1998, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

For additional risk factors refer to the Company's Annual Report on Form 10-K for the year ended April 25, 1998.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)    Exhibits

       NONE

(b)    Reports on Form 8-K

       During the period covered by this report, the Company filed one Current Report on Form 8-K on August 26, 1998. The Form 8-K reported (i) quarterly results for the Company's fiscal quarter ended July 25, 1998,
       (ii) the  execution  of letters of intent to acquire four  companies  and
       (iii) the implementation of a stock repurchase plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WORKFLOW MANAGEMENT, INC.



September 8, 1998                 By: /s/ Thomas B. D'Agostino
-----------------                    ------------------------------
     Date                            Thomas B. D'Agostino
                                     Chairman of the Board, Chief Executive
                                        Officer, President,
                                        Director (Principal Executive Officer)



September 8, 1998                 By: /s/ Steven R. Gibson
-----------------                    -------------------------------------
     Date                            Steven R. Gibson
                                     Vice President, Chief Financial Officer,
                                       Treasurer, Secretary (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)