Form 10-Q
period 1998-10-24
WORKFLOW MANAGEMENT INC
filed 1998-12-08
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 1998

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________________________ to

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         As of December 4, 1998, there were 13,372,427 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX



                                                                                                               Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet..............................................................................3
              October 24, 1998 (unaudited) and April 25, 1998

           Consolidated Statement of Income (unaudited)............................................................4
              For the three months ended October 24, 1998 and October 25, 1997 and for the six months ended October 24, 1998 and  October 25, 1997

           Consolidated Statement of Cash Flows (unaudited)........................................................5
              For the six months ended October 24, 1998 and October 25, 1997

           Notes to Consolidated Financial Statements (unaudited)..................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............................................21


PART II - OTHER INFORMATION

Item 5.    Other Information......................................................................................22

Item 6.    Exhibits and Reports on Form 8-K.......................................................................22


Signatures........................................................................................................23


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                                                    October 24,       April 25,
                                                                                       1998             1998
                                                                                    ------------    ------------
                                                                                    (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                        $      1,084    $        234
   Accounts receivable, less allowance for doubtful
     accounts of $3,368 and $2,859, respectively                                          60,112          56,328
   Inventories                                                                            31,913          32,655
   Prepaid expenses and other current assets                                               3,130           1,978
                                                                                    ------------    ------------
       Total current assets                                                               96,239          91,195

Property and equipment, net                                                               34,012          33,210
Notes receivable from employees                                                                            3,703
Intangible assets, net                                                                    22,791          14,014
Other assets                                                                               7,787           4,556
                                                                                    ------------    ------------
       Total assets                                                                 $    160,829    $    146,678
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                  $        655    $      5,855
   Short-term payable to U.S. Office Products                                                             13,536
   Accounts payable                                                                       28,034          25,370
   Accrued compensation                                                                    5,724           4,916
   Other accrued liabilities                                                               6,237           7,893
                                                                                    ------------    ------------
       Total current liabilities                                                          40,650          57,570

Long-term debt                                                                            52,864           7,065
Long-term payable to U.S. Office Products                                                                 19,221
Deferred income taxes                                                                      3,972           3,314
Other long-term liabilities                                                                   13              17
                                                                                    ------------    ------------
       Total liabilities                                                                  97,499          87,187
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Divisional equity                                                                                      50,270
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     authorized,  13,414,327 and no shares issued and
     outstanding, respectively                                                                13
   Additional paid-in capital                                                             55,312
   Stock subscription notes receivable                                                    (1,951)
   Accumulated other comprehensive loss                                                   (3,241)         (1,056)
   Retained earnings                                                                      13,197          10,277
                                                                                    ------------    ------------
       Total stockholders' equity                                                         63,330          59,491
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    160,829    $    146,678
                                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three Months Ended                Six Months Ended
                                                      ---------------------------    ---------------------------
                                                      October 24,     October 25,    October 24,     October 25,
                                                          1998            1997           1998            1997
                                                      -----------     -----------    -----------     -----------

Revenues                                              $     90,100    $     88,884   $    180,586    $   171,047
Cost of revenues                                            64,973          65,570        130,921        125,838
                                                      ------------    ------------   ------------    -----------
   Gross profit                                             25,127          23,314         49,665         45,209

Selling, general and administrative expenses                19,475          18,421         38,544         35,292
Goodwill amortization expense                                  133              51            266            100
Strategic restructuring plan costs                                                          3,818
                                                      ------------    ------------   ------------   ------------
       Operating income                                      5,519           4,842          7,037          9,817
Interest expense                                               801             568          1,955          1,109
Interest income                                                (60)             (9)           (85)            (9)
Other income                                                   (65)            (69)           (47)          (167)
                                                      ------------    ------------   ------------   ------------

Income before provision for income taxes                     4,843           4,352          5,214          8,884
Provision for income taxes                                   2,131           1,770          2,294          3,599
                                                      ------------    ------------   ------------   ------------
Net income                                            $      2,712    $      2,582   $      2,920    $     5,285
                                                      ============    ============   ============   ============

Income per share:
       Basic                                          $       0.19    $       0.18   $       0.19    $      0.37
       Diluted                                        $       0.19    $       0.17   $       0.19    $      0.36

Weighted average common shares outstanding:
       Basic                                                14,396          14,715         15,330         14,443
       Diluted                                              14,396          15,106         15,435         14,761



   See  accompanying  notes  to  consolidated  financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                       --------------------------
                                                                                       October 24,     October 25,
                                                                                           1998            1997
                                                                                       ----------      ----------
   Cash flows from operating activities:
      Net income                                                                      $     2,920    $     5,285
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization expense                                               3,246          3,129
        Strategic restructuring plan costs                                                  3,818
        Cash paid for strategic restructuring plan costs                                   (2,226)
        Changes  in  assets  and   liabilities   (net  of  assets  acquired  and
          liabilities assumed in business combinations):
             Accounts receivable                                                             (615)        (3,274)
             Inventory                                                                      1,595         (1,147)
             Prepaid expenses and other current assets                                       (553)           197
             Accounts payable                                                              (2,582)        (1,838)
             Accrued liabilities                                                            7,384           (775)
                                                                                      -----------     ----------
                Net cash provided by operating activities                                  12,987          1,577
                                                                                      -----------     ----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (13,238)           114
   Additions to property and equipment                                                     (3,349)        (2,456)
   Cash received on the sale of property and equipment                                        138
   Cash collection of notes receivable from employees                                       3,703
   Deposits  on equipment                                                                  (1,000)
   Payments of non-recurring acquisition costs                                                              (906)
        Net cash used in investing activities                                             (13,746)        (3,248)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                74,934          1,709
   Payments on long-term debt                                                             (29,135)        (1,802)
   Proceeds from (payments of) short-term debt, net                                        (5,180)           570
   Cash paid for deferred financing costs                                                  (3,042)
   Retirement of common stock                                                              (6,419)
   Issuance of stock subscription notes receivable                                         (1,951)
   Payments to U.S. Office Products                                                       (36,096)          (600)
   Capital contributed by U.S. Office Products                                              8,518
                                                                                       ----------     ----------
      Net cash provided by (used in) financing activities                                   1,629           (123)
                                                                                       ----------     ----------

Effect of exchange rates on cash and cash equivalents                                         (20)            11
                                                                                       ----------     ----------
Net increase (decrease) in cash and cash equivalents                                          850         (1,783)
Cash and cash equivalents at beginning of period                                              234          2,168
                                                                                       ----------     ----------
Cash and cash equivalents at end of period                                            $     1,084    $       385
                                                                                       ==========     ==========


                                   (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                                            Six Months Ended
                                                                                       ---------------------------
                                                                                       October 24,     October 25,
                                                                                           1998            1997
                                                                                       -----------     -----------

Supplemental disclosures of cash flow information:

   Interest paid                                                                     $      1,235    $       364
   Income taxes paid                                                                 $      2,803    $     2,063

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method during the six months ended October 24, 1998 and October 25, 1997. The fair values of the assets and liabilities at the respective dates of acquisition are presented as follows:


                                                                                            Six Months Ended
                                                                                       --------------------------
                                                                                       October 24,     October 25,
                                                                                           1998            1997
                                                                                       -----------     ----------

   Accounts receivable                                                               $      3,712    $     1,109
   Inventory                                                                                1,764             41
   Prepaid expenses and other current assets                                                   87             26
   Property and equipment                                                                   1,621             84
   Intangible assets                                                                        9,043          1,445
   Accounts payable                                                                        (2,320)          (332)
   Accrued liabilities                                                                       (669)          (365)
   Long-term debt                                                                                            (10)
                                                                                      -----------     ----------
       Net assets acquired                                                           $     13,238    $     1,998
                                                                                      ===========     ==========

The acquisitions accounted for under the purchase method were funded as follows:


                                                                                            Six Months Ended
                                                                                       --------------------------
                                                                                       October 24,     October 25,
                                                                                           1998            1997
                                                                                       ----------      ----------

   Common stock                                                                      $               $     2,112
   Cash paid, net of cash received                                                         13,238           (114)
                                                                                      -----------     ----------
       Total                                                                         $     13,238    $     1,998
                                                                                      ===========     ==========



See  accompanying  notes  to  consolidated  financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS

Workflow Management, Inc. (the "Company" or "Workflow Management") is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products" or "USOP"), in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,625 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date").

Workflow Management is a leading graphic arts company providing a "one-stop shop" e-commerce solution for businesses to purchase office consumables via the Internet. The Company employs over 2,100 people in North America, including a 500-person salesforce. Workflow Management has manufacturing operations located throughout the United States and Canada which produce envelopes, commercial printing products and documents. The Company seeks to become a consolidator in the highly fragmented graphic arts industry. The Company currently has 18 manufacturing facilities in seven states and five Canadian provinces, 27 distribution centers, eight print-on-demand centers and 60 sales offices.


NOTE 2 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

For periods prior to the Distribution Date, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. Upon the Distribution, divisional equity was reclassified to common stock and additional paid-in-capital. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products incurred prior to the Distribution Date which were not directly related to these businesses. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated. Management believes these allocations were made on a reasonable basis.

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

NOTE 3 - LONG-TERM DEBT

The Company entered into a secured $150,000 revolving credit facility (the "Credit Facility") underwritten and agented by Bankers Trust Company on June 9, 1998. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. At October 24, 1998, the Company's leverage test would have allowed borrowing at 0.75% over the LIBOR rate. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants.


NOTE 4 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six months ended October 24, 1998 were as follows:



Stockholders' equity balance at April 25, 1998                                                     $      59,491
Capital contributions:
   Contribution by U.S. Office Products                                                                    8,518
   Stock options tendered in the USOP equity tender offer by the Company's employees                       2,956
Purchase and retirement of Company Common Stock                                                           (6,419)
Issuance of stock subscription notes receivable                                                           (1,951)
Comprehensive income                                                                                         735
                                                                                                    ------------
Stockholders' equity balance at October 24, 1998                                                   $      63,330
                                                                                                    ============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


Comprehensive Income

Effective April 26, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of changes in equity from non-owner sources in the financial statements. The statement requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustment, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

The components of comprehensive income are as follows:


                                                          Three Months Ended                Six Months Ended
                                                      ---------------------------     -------------------------
                                                      October 24,    October 25,      October 24,    October 25,
                                                         1998            1997            1998            1997
                                                      ----------     ----------       ----------     ----------

Net income                                            $      2,712    $      2,582   $      2,920    $     5,285
Other comprehensive income:
   Foreign currency translation adjustment                    (766)           (286)        (2,185)           (55)
                                                      ------------    ------------   ------------    -----------
Comprehensive income                                  $      1,946    $      2,296   $        735    $     5,230
                                                      ============    ============   ============    ===========

Notes Receivable from the Sale of Stock

In August 1998, the Company's board of directors approved a program under which the Company would extend both secured and unsecured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The secured notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized by both the stock purchased with these loan proceeds and an equal amount of pledged Company Common Stock personally owned by those management members participating in the program. The unsecured notes are full recourse promissory notes bearing interest at 6.75% per annum. Principal and interest is payable at maturity, September 1, 1999. The outstanding balance on the secured and unsecured notes at October 24, 1998 totaled $1,101 and $850, respectively, and is reflected as stock subscription notes receivable in the accompanying balance sheet.

Retirement of Company Common Stock

In August 1998, the Company's board of directors approved a stock repurchase program plan (the "Stock Repurchase Program") whereby the Company's management is authorized to repurchase and retire up to $15,000 of Company Common Stock. Under the program, Company Common Stock is bought by the Company at prevailing market prices at the time of the repurchase. During the three months ended October 24, 1998, a total of 1,211 shares of Company Common Stock had been purchased and retired at a cost of $6,419.

Distribution Ratio

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 5 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during Fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income:


                                                           Income                Shares         Per Share
                                                        (Numerator)           (Denominator)       Amount
                                                        -----------           ------------     -----------

Three months ended October 24, 1998:
   Basic EPS                                              $   2,712               14,396         $    0.19
                                                                                                 =========
   Effect of dilutive employee stock options*
                                                          ---------            ---------
   Diluted EPS                                            $   2,712               14,396         $    0.19
                                                          =========            =========         =========

Three months ended October 25, 1997:
   Basic EPS                                              $   2,582               14,715         $    0.18
                                                                                                 =========
   Effect of dilutive employee stock options*                                        391
                                                          ---------            ---------
   Diluted EPS                                            $   2,582               15,106         $    0.17
                                                          =========            =========         =========

Six months ended October 24, 1998:
   Basic EPS                                              $   2,920               15,330         $    0.19
                                                                                                 =========
   Effect of dilutive employee stock options*                                        105
                                                          ---------            ---------
   Diluted EPS                                            $   2,920               15,435         $    0.19
                                                          =========            =========         =========

Six months ended October 25, 1997:
   Basic EPS                                              $   5,285               14,443         $    0.37
                                                                                                 =========
   Effect of dilutive employee stock options*                                        318
                                                          ---------            ---------
   Diluted EPS                                            $   5,285               14,761         $    0.36
                                                          =========            =========         =========


* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 6 - BUSINESS COMBINATIONS

During the six month period ended October 24, 1998, the Company completed two business combinations which were accounted for under the purchase method for an aggregate purchase price of $13,238 consisting entirely of cash. The total assets related to these acquisitions were $16,227, including intangible assets of $9,043. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

During Fiscal 1998, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price of $14,868, consisting of common stock with a market value of $2,112 and cash of $12,756. The total assets related to these acquisitions were $18,835, including intangible assets of $13,269. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 24, 1998 and October 25, 1997, as if the Strategic Restructuring Plan, the Stock Repurchase Program and the purchase acquisitions completed since the beginning of Fiscal 1998 had been consummated at the beginning of Fiscal 1998. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets, reductions in executive compensation at the acquired companies and an increase in corporate overhead expenses as if the Company was a stand-alone entity for the entire period:


                                                         Three Months Ended                Six Months Ended
                                                      ---------------------------      --------------------------
                                                      October 24,      October 25,     October 24,     October 25,
                                                         1998              1997           1998            1997
                                                      ----------       ----------      ----------      ----------

Revenues                                               $92,655          $93,525         $185,757        $182,379
Net income                                               2,658            2,100            5,194           4,470

Earnings per share:
   Basic                                                  0.20             0.16             0.39            0.33
   Diluted                                                0.20             0.15             0.38            0.33

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions, the Stock Repurchase Program and the Strategic Restructuring Plan occurred at the beginning of Fiscal 1998 or the results that may occur in the future.


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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

Retirement of Company Common Stock

Subsequent to October 24, 1998 and through December 4, 1998, the Company repurchased and retired 42 shares of Company Common Stock under its Stock Repurchase Program. The Company Common Stock, bought by the Company at prevailing market prices at the time of the repurchase, was purchased and retired at a cost of $311.

Business Combinations

Subsequent to October 24, 1998 and through December 4, 1998, the Company completed two business combinations which were accounted for under the purchase method for an aggregate purchase price of $7,240 consisting entirely of cash. The total assets related to these acquisitions were approximately $10,095, including intangible assets of approximately $6,852. The results of these acquisitions will be included in the Company's results from their respective dates of acquisition.

Expansion of the Credit Facility

On December 2, 1998, the Company received commitments from certain lending institutions of the Credit Facility syndicate to increase the amount available for borrowing under the facility to $200,000 and to amend certain terms and conditions of the Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility will be underwritten and agented by Bankers Trust, contains essentially the same terms and conditions as the Credit Facility and will mature on June 10, 2003. The increased funds available under the Amended Credit Facility will primarily be used for acquisition purposes.

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


Introduction

Workflow Management is a leading graphic arts company providing a "one-stop shop" e-commerce solution for businesses to purchase all office consumables via the Internet. The Company employs over 2,100 people in North America, including a 500-person salesforce. Workflow Management has manufacturing operations located throughout the United States and Canada which produce envelopes, commercial printing products and documents. The Company seeks to become a consolidator in the highly fragmented graphic arts industry. The Company currently has 18 manufacturing facilities in seven states and five Canadian provinces, 27 distribution centers, eight print-on-demand centers and 60 sales offices. Prior to the consummation of the U.S. Office Products Company ("U.S. Office Products") strategic restructuring plan (the "Strategic Restructuring Plan")on June 9, 1998 (the "Distribution Date"), the Company's subsidiaries (other than those acquired since the Distribution Date) comprised the Print Management Division of U.S. Office Products.

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


Consolidated Results of Operations

     Three Months Ended October 24, 1998 Compared to Three Months Ended October 25, 1997

Consolidated revenues increased 1.4%, from $88.9 million for the three months ended October 25, 1997, to $90.1 million for the three months ended October 24, 1998. This increase was primarily due to increased envelope and document sales resulting from sales to two large new customer accounts that were secured during Fiscal 1998, internal growth in the Company's distribution division through increased sales to existing customers and the inclusion of Astrid Offset Corp. ("Astrid"), acquired on February 26, 1998, in the consolidated results of the Company for the entire three months ended October 24, 1998.

International revenues decreased 8.6%, from $32.7 million, or 36.8% of consolidated revenues, for the three months ended October 25, 1997, to $29.9 million, or 33.2% of consolidated revenues, for the three months ended October 24, 1998. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during the three months ended October 24, 1998. International revenues, when stated in the local currency, increased $249,000 (Canadian) or 0.5% for the three months ended October 24, 1998 when compared to the three months ended October 25, 1997.

Gross profit increased 7.8%, from $23.3 million, or 26.2% of revenues, for the three months ended October 25, 1997, to $25.1 million, or 27.9% of revenues, for the three months ended October 24, 1998. The increase in gross profit was primarily due to the additional gross profit generated from the two new customer accounts and the inclusion of Astrid in the consolidated results of the Company for the entire period. The increase in gross profit as a percentage of revenues was due to Astrid generating gross profit at a higher percentage of revenues than was historically recognized by the Company and increased gross profit percentages on commercial printing and envelope revenues.

Selling, general and administrative expenses increased 5.7%, from $18.4 million, or 20.7% of revenues, for the three months ended October 25, 1997, to $19.5 million, or 21.6% of revenues, for the three months ended October 24, 1998. The increase in selling, general and administrative expenses was primarily due to the inclusion of Astrid in the results of the Company for the entire period and the additional corporate overhead that was incurred during the three months ended October 24, 1998 as a result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products. This increase was partially offset by the benefits resulting from significant headcount reductions and cost saving measures employed by the Company during the end of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of sales during the three months ended October 24, 1998 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $82,000 from $51,000 for the three months ended October 25, 1997, to $133,000 for the three months ended October 24, 1998. This increase was due exclusively to the inclusion of Astrid for the entire three month period ended October 24, 1998.

Interest expense, net of interest income, increased 32.6%, from $559,000 for the three months ended October 25, 1997, to $741,000 for the three months ended October 24, 1998. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended October 24, 1998 as a result of the Company securing a $150.0 million revolving credit facility which was used in part to pay off the Company's debt to U.S. Office Products at the Distribution Date and subsequent borrowings.

Other income decreased from $69,000 for the three months ended October 25, 1997, to $65,000 for the three months ended October 24, 1998. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased from $1.8 million for the three months ended October 25, 1997 to $2.1 million for the three months ended October 24, 1998, reflecting effective income tax rates of 40.7% and 44.0%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from acquisition of Astrid.


     Six Months Ended October 24, 1998 Compared to Six Months Ended October 25, 1997

Consolidated revenues increased 5.6%, from $171.0 million for the six months ended October 25, 1997, to $180.6 million for the six months ended October 24, 1998. This increase was primarily due to the inclusion of FMI Graphics, Inc. and Astrid (the "Fiscal 1998 Purchased Companies") in the consolidated results of the Company for the entire six months ended October 24, 1998 and increased envelope and document sales resulting from sales to two large new customer accounts that were secured during Fiscal 1998.

International revenues decreased 6.6%, from $63.6 million, or 37.2% of consolidated revenues, for the six months ended October 25, 1997, to $59.4 million, or 32.9% of consolidated revenues, for the six months ended October 24, 1998. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during the six months ended October 24, 1998. International revenues, when stated in the local currency, increased $727,000 (Canadian) or 0.8% for the six months ended October 24, 1998 when compared to the six months ended October 25, 1997.

Gross profit increased 9.9%, from $45.2 million, or 26.4% of revenues, for the six months ended October 25, 1997, to $49.7 million, or 27.5% of revenues, for the six months ended October 24, 1998. The increase in gross profit was primarily due to the inclusion of the Fiscal 1998 Purchased Companies in the consolidated results of the Company for the entire period and the additional gross profit generated from the two new customer accounts. The increase in gross profit as a percentage of revenues was due to the Fiscal 1998 Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company.

Selling, general and administrative expenses increased 9.2%, from $35.3 million, or 20.6% of revenues, for the six months ended October 25, 1997, to $38.5 million, or 21.3% of revenues, for the six months ended October 24, 1998. The increase in selling, general and administrative expenses was primarily due to the inclusion of the Fiscal 1998 Purchased Companies in the results of the Company for the entire period and the additional corporate overhead that was incurred during the six months ended October 24, 1998 as a result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products. This increase was partially offset by the benefits resulting from significant headcount reductions and cost saving measures employed by the Company during the end of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of sales during the six months ended October 24, 1998 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $166,000 from $100,000 for the six months ended October 25, 1997, to $266,000 for the six months ended October 24, 1998. This increase was due exclusively to the inclusion of the Fiscal 1998 Purchased Companies for the entire six month period ended October 24, 1998.

The Company incurred expenses of approximately $3.8 million during the six months ended October 24, 1998 associated with U.S. Office Products' Strategic Restructuring Plan. Under Generally Accepted Accounting Principles, the Company was required to record a one-time, non-cash expense of approximately $3.0 million with a corresponding contribution to capital relating to the tender of stock options by Workflow Management employees in U.S. Office Products' equity tender offer at the Distribution Date. As a result of the Distribution, the Company also incurred an additional $750,000 in transaction costs during the six months ended October 24, 1998 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.

Interest expense, net of interest income, increased 70.0%, from $1.1 million for the six months ended October 25, 1997, to $1.9 million for the six months ended October 24, 1998. This increase in net interest expense was due to the increased level of debt outstanding during the six months ended October 24, 1998 as a result of the Company securing a $150.0 million revolving credit facility which was used in part to pay off the Company's debt to U.S. Office Products at the Distribution Date.

Other income decreased from $167,000 for the six months ended October 25, 1997, to $47,000 for the six months ended October 24, 1998. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes decreased from $3.6 million for the six months ended October 25, 1997 to $2.3 million for the six months ended October 24, 1998, reflecting effective income tax rates of 40.5% and 44.0%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from acquisition of the Fiscal 1998 Purchased Companies.

Liquidity and Capital Resources

At October 24, 1998, the Company had cash of $1.1 million and working capital of $55.6 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 24, 1998, was approximately $116.2 million.

Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at October 24, 1998, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $8.0 million for new equipment and maintenance, including any costs associated with compliance testing and technical upgrades to ensure that the Company's computer systems are Year 2000 compliant. See "--Year 2000 Issue" discussion.

During the six months ended October 24, 1998, net cash provided by operating activities was $13.0 million. Net cash used in investing activities was $13.7 million, including $13.2 million used for acquisitions, $3.3 million used for capital expenditures and $1.0 million used for a deposit on machinery which were all partially offset by the collection of $3.7 million in notes receivable from employees. Net cash provided by financing activities was $1.6 million, which included $40.6 million in net borrowings by the Company and an $8.5 million capital contribution by U.S. Office Products which were partially offset by $36.1 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan, $6.4 million paid to retire the Company's common stock, $3.0 million paid in deferred financing fees and $2.0 million paid for the issuance of stock subscription notes receivable.

During the six months ended October 25, 1997, net cash provided by operating activities was $1.6 million. Net cash used in investing activities was $3.2 million, including $2.5 million used for capital expenditures. Net cash used in financing activities totaled $123,000.

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.9% of the Company's total net sales for the six months ended October 24, 1998. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

During the six months ended October 24, 1998, the Canadian dollar weakened against the U.S. dollar ("USD"). The Canadian exchange rate declined from approximately $0.70 USD at April 25, 1998 to $0.65 USD at October 24, 1998. This resulted in a reduction in stockholders' equity, through a foreign currency translation adjustment, of approximately $2.2 million, reflecting the impact of the declining exchange rate on the Company's investments in its Canadian subsidiary. The Company is currently reviewing certain hedge transaction options to mitigate the effect of currency fluctuations.

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

The Strategic Restructuring Plan called for an allocation of $45.6 million of debt by U.S. Office Products to Workflow Management at the Distribution Date. This allocation resulted in the forgiveness of $8.5 million of debt during the six months ended October 24, 1998, which was reflected in the Company's financial statements as a contribution of capital by U.S. Office Products.

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

On December 2, 1998, the Company received commitments from certain lending institutions of the Credit Facility syndicate to increase the amount available for borrowing under the facility to $200.0 million and to amend certain terms and conditions of the Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility will be underwritten and agented by Bankers Trust, contains essentially the same terms and conditions as the Credit Facility and will mature on June 10, 2003. The increased funds available under the Amended Credit Facility will primarily be used for acquisition purposes.

The Company repaid the $45.6 million of debt owed to U.S. Office Products and other third party creditors with funds available under the Credit Facility during the six months ended October 24, 1998. At December 4, 1998, the Company had approximately $62.0 million outstanding under the Credit Facility, at an annual interest rate of approximately 7.46%, and $88.0 million available under the Credit Facility for acquisitions and working capital purposes.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations for the next twelve months. However, the Company intends to pursue acquisitions, which are expected to be funded through cash, stock or a combination thereof. There can be no assurance that additional sources of financing will not be required during the next twelve months or thereafter.


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


Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the six month periods ended October 24, 1998 and October 25, 1997, respectively.

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

The Company has commenced a process to assess the potential impact of the Year 2000 Issue on its systems and the systems of major vendors, major customers and third party service providers, and to remediate any non-compliance of its systems. With respect to its internal systems, the potential Year 2000 effects extend beyond the Company's information technology systems to its manufacturing systems and physical facilities. The Company has implemented a three step approach to address Year 2000 which involves the following phases: (i) Identification, (ii) Assessment and (iii) Remediation and Testing. The Company has created a committee chaired by the Company's internal audit staff and made up of Company key management and in-house management information systems (MIS) personnel to monitor progress of the Year 2000 Issue, including particularly assessment and remediation.

The Company has completed the identification phase of the Year 2000 Issue and has inventoried all internal systems, including information technology (IT) and non-IT systems, hardware, software and its proprietary software systems and services material to its operations that are potentially susceptible to Year 2000 problems. The Company has also prepared plans for assessing compliance and for completing remediation. In addition, the Company has prepared and distributed vendor, supplier and customer compliance surveys to ascertain the Year 2000 readiness of its key suppliers and business partners.

The assessment phase involves analyzing the internal systems, vendors, suppliers and customers recognized in the identification phase, assessing which of the Company's systems and key business partners are Year 2000 compliant, and planning for remediation of non-compliant systems. The Company has evaluated almost all of the Company's internal systems and has received a majority of the third-party compliance surveys distributed in the identification phase. The Company expects to complete the assessment phase within the next three months.

Based upon the assessment phase, the Company believes that the majority of its non-IT systems, including the Company's printing presses, security systems, time clocks and manufacturing facilities, are Year 2000 compliant. The Company believes that there are no significant uses of micro-processing oriented equipment within its manufacturing systems and that the cost to address any components deemed to be non-compliant is not material. Based on information provided by vendors and suppliers in the compliance surveys, the Company also believes that the vast majority of its vendors and customers who have responded to the Company's compliance surveys will be Year 2000 compliant by the end of June 1999. The Company intends to work directly with its key vendors, suppliers and distributors to avoid any business interruptions due to the Year 2000 Issue. For major third-parties with known Year 2000 compliance issues, contingency plans are being developed and are expected to be implemented by March 1999.

In the remediation and testing phase, the Company intends to deploy plans for elimination, upgrade, replacement or modification of non-compliant systems and test compliance. The Company completed the Year 2000 conversion and testing of its proprietary distribution software system (known as GetSmart) in November 1998 and intends to have its other proprietary software system and related services (known as Informa) Year 2000 compliant by the end of calendar 1998. The Company is in various stages of completion regarding the remediation and testing phase for its other systems but believes that all of its systems will be Year 2000 compliant by June 1999.

If the Company and its customers, suppliers and vendors were not Year 2000 compliant by January 1, 2000, the most reasonably likely worst case scenario would be a temporary shutdown or cessation of distribution or manufacturing operations at one or more of the Company's facilities and a temporary inability of the Company to timely process customer orders and deliver products to customers. Any such shutdown could have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company's systems are not now uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, the Company does not anticipate system wide failures as a result of the Year 2000 Issue. The Company's individual business units and Year 2000 committees are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which would allow the Company to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

The Company estimates that it will incur approximately $6.0 million of incremental expenses and capitalized costs in connection with the Year 2000 Issue, of which approximately $5.0 million has been incurred to date. The Company anticipates funding future Year 2000 Issue costs with funds available from operations and the Company's credit facility with its senior lenders.

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

Workflow Management may in the future seek to finance its acquisitions by using shares of Company Common Stock. If the Company Common Stock does not maintain a sufficient market value, if the price of Company Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Company Common Stock as part of the consideration for the sale of their businesses, Workflow Management may be required to use more of its cash resources or more borrowed funds in order to initiate and maintain its acquisition program. If Workflow Management does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. The Company does not anticipate utilizing Company Common Stock for acquisition purposes during the current fiscal year.

Approximately $22.8 million, or 14.2% of the Company's total assets as of October 24, 1998, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Associated with Canadian Operations

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.9% and 36.2% of the Company's total net sales in the six months ended October 24, 1998 and the fiscal year ended April 25, 1998, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 25, 1998.


Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

       NONE

                           PART II - OTHER INFORMATION

Item 5.           Other Information.

Under the terms of the agreement entered into between the Company and U.S. Office Products in connection with the Strategic Restructuring Plan (the "Distribution Agreement"), the Company is obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the Distribution, including liabilities under federal securities laws (the "Indemnification Obligation"). This Indemnification Obligation is reduced by any insurance proceeds actually recovered in respect of the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products that were spun-off from U.S. Office Products in connection with the Strategic Restructuring Plan.

U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) are likely to be subject to the Company's Indemnification Obligation. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company.


Item 6.           Exhibits and Reports on Form 8-K.

(a)    Exhibits

       10.1       Form Secured Promissory Note for Executive Stock Loan Program

       10.2       Form Unsecured Promissory Note for Executive Stock Loan
                  Program

       10.3       Form Pledge Agreement for Executive Stock Loan Program

       10.4 Stock Purchase Agreement dated October 5, 1998 between Workflow Management, Inc., Penn-Grover Envelope Corp. and Stuart Grover.

       10.5 Stock Purchase Agreement dated October 21, 1998 between SFI of Delaware, LLC, Danziger Graphics, Inc., H. Roy Danziger, Inc., Robert Danziger and Roy Danziger.

       10.6 Stock Purchase Agreement dated November 30, 1998 between SFI of Delaware, LLC, Caltar, Inc., Jack Tarr and the Tarr Family Trust.

       10.7 Stock Purchase Agreement dated November 30, 1998 between Workflow Management, Inc., Direct Pro LLC, Robert Sands, TLG Realty LLC, Richard Schlanger and Robert Fishbein.

       11.1       Statement regarding computation of net income per share

       27.1       Financial Data Schedule


(b)    Reports on Form 8-K

       During the period covered by this report, the Company filed a Current Report on Form 8-K on October 20, 1998 that announced the Company's acquisition of Penn-Grover Envelope Corp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WORKFLOW MANAGEMENT, INC.



December 8, 1998      By: /s/ Thomas B. D'Agostino
----------------          ------------------------
     Date             Thomas B. D'Agostino
                      Chairman of the Board, Chief Executive Officer, President,
                         Director (Principal Executive Officer)



December 8, 1998      By: /s/ Steven R. Gibson
----------------          --------------------
     Date             Steven R. Gibson
                      Vice President, Chief Financial Officer, Treasurer,
                         Secretary (Principal Financial Officer and Principal Accounting Officer)