Form 10-Q
period 1999-01-23
WORKFLOW MANAGEMENT INC
filed 1999-03-08
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to


Commission File Number  0-24383


                           WORKFLOW MANAGEMENT, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                     06-1507104
         (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization.)     Identification No.)

               240 Royal Palm Way
                 Palm Beach, FL                     33480
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

      As of February 28, 1999, there were 12,591,303 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet............................................3
         January 23, 1999 (unaudited) and April 25, 1998

        Consolidated Statement of Income (unaudited)..........................4
         For the three months ended January 23, 1999 and January 24, 1998 and for the nine months ended January 23, 1999 and  January 24, 1998

        Consolidated Statement of Cash Flows (unaudited)......................5
         For the nine months ended January 23, 1999 and January 24, 1998

        Notes to Consolidated Financial Statements (unaudited)................7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................14

Item 3. Quantitative and Qualitative Disclosure About Market Risk............23


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................24



Item 6. Exhibits and Reports on Form 8-K.....................................24


Signatures...................................................................26

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                           WORKFLOW MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                         January 23,   April 25,
  ASSETS                                                    1999         1998
  ------                                                 -----------  ----------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                              $     775    $    234
  Accounts receivable, less allowance for doubtful
    accounts of $3,182 and $2,859, respectively             59,595      56,328
  Inventories                                               29,957      32,655
  Prepaid expenses and other current assets                  3,469       1,978
                                                         ---------    --------
     Total current assets                                   93,796      91,195

Property and equipment, net                                 36,271      33,210
Notes receivable from employees                                          3,703
Goodwill and other intangible assets, net                   30,396      14,014
Other assets                                                 6,766       4,556
                                                         ---------    --------
Total assets                                             $ 167,229    $146,678
                                                         =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                        $   1,488    $  5,855
  Short-term payable to U.S. Office Products                            13,536
  Accounts payable                                          25,244      25,370
Accrued compensation                                         6,914       4,916
  Other accrued liabilities                                  5,061       7,893
                                                         ---------    --------
Total current liabilities                                   38,707      57,570

Long-term debt                                              63,792       7,065
Long-term payable to U.S. Office Products                               19,221
Deferred income taxes                                        4,032       3,314
Other long-term liabilities                                      9          17
                                                         ---------    --------
     Total liabilities                                     106,540      87,187
                                                         ---------    --------

Commitments and contingencies

Stockholders' equity:
  Divisional equity                                                     50,270
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, none outstanding
  Common stock, $.001 par value, 150,000,000 shares
    Authorized, 12,591,303 and no shares issued and
    outstanding, respectively                                   13
  Additional paid-in capital                                49,332
  Stock subscription notes receivable                       (1,951)
  Accumulated other comprehensive loss                      (2,843)     (1,056)
  Retained earnings                                         16,138      10,277
                                                         ---------    --------
Total stockholders' equity                                  60,689      59,491
                                                         ---------    --------
     Total liabilities and stockholders' equity          $ 167,229    $146,678
                                                         =========    ========

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                January 23, January 24,  January 23, January 24,
                                    1999       1998         1999       1998
                                --------   --------  -------------------------

Revenues                        $ 95,542   $ 86,730      $276,128   $257,777
Cost of revenues                  67,539     64,644       198,460    190,482
                                --------   --------      --------   --------
  Gross profit                    28,003     22,086        77,668     67,295

Selling, general and
  administrative expenses         21,356    17,625         59,900     52,918
Amortization expense                 220        66            486        165
Strategic restructuring
  plan costs                                                3,818
                                --------   --------      --------   --------
     Operating income              6,427     4,395         13,464     14,212
Interest expense                   1,287       555          3,242      1,665
Interest income                      (39)                    (125)        (9)
Other income                         (72)      (37)          (119)      (205)
                                --------   --------      --------   --------

Income before provision
  for income taxes                 5,251     3,877         10,466     12,761
Provision for income taxes         2,310     1,612          4,605      5,211
                                --------   --------      --------   --------
Net income                      $  2,941   $ 2,265       $  5,861   $  7,550
                                ========   ========      ========   ========



Income per share:
     Basic                      $   0.23   $   0.13      $   0.40   $   0.49
     Diluted                    $   0.23   $   0.13      $   0.40   $   0.48

Weighted average common
  shares outstanding:
     Basic                        13,065     17,017        14,575     15,301
     Diluted                      13,069     17,352        14,646     15,625



         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                         January 23, January 24,
                                                             1999       1998
                                                         ----------- -----------
  Cash flows from operating activities:
    Net income                                             $ 5,861   $  7,550
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization expense                  5,009      4,803
      Strategic restructuring plan costs                     3,818
      Cash paid for strategic restructuring plan costs      (2,427)
      Changes in assets and liabilities (net of
        assets acquired and liabilities assumed
        in business combinations):
         Accounts receivable                                 3,165     (2,863)
         Inventories                                         2,490     (2,830)
         Prepaid expenses and other current assets            (318)       703
         Accounts payable                                   (6,371)    (3,876)
         Accrued liabilities                                 6,733      2,517
                                                           -------   --------
            Net cash provided by operating activities       17,960      6,004
                                                           -------   --------

Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received          (21,355)       114
  Additions to property and equipment                       (6,769)    (3,383)
  Cash received on the sale of property and equipment          154        141
  Cash collection of notes receivable from employees         3,703
  Payments of non-recurring acquisition costs                            (906)
                                                           -------   --------
      Net cash used in investing activities                (24,267)    (4,034)
                                                           -------   --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                 101,862      1,771
  Payments on long-term debt                               (45,176)    (2,307)
  Proceeds from (payments of) short-term debt, net          (4,371)     1,257
  Cash paid for deferred financing costs                    (3,491)
  Retirement of common stock                               (12,419)
  Issuance of stock subscription notes receivable           (1,951)
  Payments to U.S. Office Products                         (36,096)    (4,620)
  Capital contributed by U.S. Office Products                8,510
                                                           -------   --------
    Net cash provided by (used in) financing activities      6,868     (3,899)
                                                           -------   --------

Effect of exchange rates on cash and cash equivalents          (20)         9
                                                           -------   --------
Net increase (decrease) in cash and cash equivalents           541     (1,920)
Cash and cash equivalents at beginning of period               234      2,168
                                                           -------   --------
Cash and cash equivalents at end of period                 $   775   $    248
                                                           =======   ========


                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                  (Continued)
                                                           Nine Months Ended
                                                       January 23,   January 24,
                                                          1999          1998
                                                       -----------   -----------

Supplemental disclosures of cash flow information:

  Interest paid                                          $  1,849   $    535
  Income taxes paid                                      $  5,564   $  3,468

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method during the nine months ended January 23, 1999 and January 24, 1998. The fair values of the assets and liabilities at the respective dates of acquisition are presented as follows:

                                                           Nine Months Ended
                                                       January 23,   January 24,
                                                          1999          1998
                                                       -----------   -----------

  Accounts receivable                                     $  6,718   $  1,109
  Inventories                                                  495         41
  Prepaid expenses and other current assets                    218         26
  Property and equipment                                     1,799         84
  Goodwill and other intangible assets                      16,868      1,445
  Short-term debt                                              (16)
  Accounts payable                                          (3,113)      (332)
  Accrued liabilities                                       (1,573)      (365)
  Long-term debt                                               (41)       (10)
                                                          ---------  --------
     Net assets acquired                                  $ 21,355   $  1,998
                                                          ========   ========


The acquisitions accounted for under the purchase method were funded as follows:

                                                           Nine Months Ended
                                                       January 23,   January 24,
                                                          1999          1998
                                                       -----------   -----------
  Common stock                                           $           $  2,112
  Cash paid, net of cash received                          21,355        (114)
                                                         --------    --------
     Total                                               $ 21,355    $  1,998
                                                         ========    ========



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

Workflow Management is a leading graphic arts company providing a "one-stop shop" e-commerce solution for businesses to purchase office consumables via the Internet. The Company employs approximately 2,400 people in North America, including an approximately 600-person salesforce. Workflow Management has manufacturing operations located throughout the United States and Canada which produce envelopes, commercial printing products and documents. The Company seeks to expand its operations through the strategic acquisition and integration of companies in the highly fragmented graphic arts industry. Workflow Management currently has 21 manufacturing facilities in nine states and five Canadian provinces, 27 distribution centers, eight print-on-demand centers and 61 sales offices.


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

NOTE 3 - LONG-TERM DEBT

Revolving Credit Facility

The Company entered into a secured $150,000 revolving credit facility (the "Credit Facility") underwritten and agented by Bankers Trust Company on June 9, 1998. The terms of the Credit Facility were amended and restated as of December 4, 1998 to increase the maximum amount available under the Credit Facility to $200,000. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants. At January 23, 1999, the Company had $58,050 drawn against the Credit Facility at an average interest rate of 6.72%.

Subordinated Related Party Debt

On January 19, 1999, the Company issued $4,878 in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The Company used the proceeds from the Subordinated Notes to repurchase and retire Company Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5,000 of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon an analysis performed by Wachovia Bank, N.A., an independent lending institution acting as its financial advisor, the Company believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 23, 1999 were as follows:

Stockholders' equity balance at April 25, 1998                      $  59,491
Capital contributions:
  Contribution by U.S. Office Products                                  8,510
  Stock options tendered in the USOP
   equity tender offer by the Company's employees                       2,956
Purchase and retirement of Company Common Stock                       (12,419)
Issuance of stock subscription notes receivable                        (1,951)
Issuance of common stock to the outside members
  of the Company's board of directors                                      28
Comprehensive income                                                    4,074
                                                                    ---------
Stockholders' equity balance at January 23, 1999                    $  60,689
                                                                    =========


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

The components of comprehensive income are as follows:

                                Three Months Ended         Nine Months Ended
                              January 23,  January 24,  January 23,  January 24,
                                 1999         1998        1999         1998
                              -----------  -----------  -----------  -----------

Net income                     $  2,941     $  2,265     $  5,861     $  7,550
Other comprehensive income:
  Foreign currency
    translation adjustment          398       (1,407)      (1,787)      (1,462)
                               --------     --------     --------     --------
Comprehensive income           $  3,339     $    858     $  4,074     $  6,088
                               ========     ========     ========     ========

Notes Receivable from the Sale of Stock

In August 1998, the Company's board of directors approved a program under which the Company would extend both secured and unsecured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The secured notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized by both the stock purchased with these loan proceeds and an equal amount of pledged Company Common Stock personally owned by those management members participating in the program. The unsecured notes are full recourse promissory notes bearing interest at 6.75% per annum. Principal and interest are payable at maturity, September 1, 1999. The outstanding balance on the secured and unsecured notes at January 23, 1999, totaled $1,101 and $850, respectively, and is reflected as stock subscription notes receivable in the accompanying balance sheet.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)

Retirement of Company Common Stock

In August 1998, the Company's board of directors approved a stock repurchase program plan (the "Stock Repurchase Program") whereby the Company's management is authorized to repurchase and retire up to $15,000 of Company Common Stock. Under the program, Company Common Stock is bought by the Company at prevailing market prices at the time of the repurchase. During the nine months ended January 23, 1999, a total of 2,038 shares of Company Common Stock had been purchased and retired at a cost of $12,419.

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

                                  Three Months Ended         Nine Months Ended
                                January 23,  January 24, January 23, January 24,
                                   1999         1998         1999       1998
                                -----------------------------------------------

Basic earnings per share:

  Net income                     $  2,941    $  2,265      $  5,861   $  7,550
                                 ========    ========      ========   ========
  Weighted average number of
     common shares outstanding     13,065      17,017        14,575     15,301
                                 ========    ========      ========   ========
  Basic earnings per share       $   0.23    $   0.13      $   0.40   $   0.49
                                 ========    ========      ========   ========

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


Diluted earnings per share:

  Net income                         $  2,941   $  2,265  $  5,861   $  7,550
                                     ========   ========  ========   ========

  Weighted average number of:
     Common shares outstanding         13,065     17,017    14,575     15,301
     Common stock equivalents*              4        335        71        324
                                     --------   --------  --------   --------
        Total                          13,069     17,352    14,646     15,625
                                     ========   ========  ========   ========

  Diluted earnings per share         $   0.23   $   0.13  $   0.40   $   0.48
                                     ========   ========  ========   ========

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive.


NOTE 6 - BUSINESS COMBINATIONS

During the nine month period ended January 23, 1999, the Company completed four business combinations which were accounted for under the purchase method for an aggregate purchase price of $21,355 consisting entirely of cash. The total assets related to these acquisitions were $26,098, including goodwill and other intangible assets of $16,868. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

During Fiscal 1998, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price of $14,868, consisting of common stock with a market value of $2,112 and cash of $12,756. The total assets related to these acquisitions were $18,835, including goodwill and other intangible assets of $13,269. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 23, 1999 and January 24, 1998, as if the Strategic Restructuring Plan, the Stock Repurchase Program and the purchase acquisitions completed since the beginning of Fiscal 1998 had been consummated at the beginning of Fiscal 1998. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets, reductions in executive compensation at the acquired companies and an increase in corporate overhead expenses as if the Company was a stand-alone entity for the entire period:


                                 Three Months Ended        Nine Months Ended
                              January 23,  January 24,  January 23,  January 24,
                                 1999         1998         1999         1998
                               -----------------------------------------------

Revenues                      $ 96,307     $ 94,630      $286,654    $281,093
Net income                       3,063        1,890         8,331       6,510

Earnings per share:
  Basic                       $   0.24     $   0.15      $   0.66    $   0.52
  Diluted                         0.24         0.15          0.66        0.50

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


                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

Lease for Company Corporate Headquarters

On January 8, 1999, the Company entered into a lease, with a purchase option, for corporate office space in a building partially owned by an executive officer of the Company. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged to parties not affiliated with the Company. In connection with such lease, the Company entered into an agreement with the landlord's lender, Nationsbank, N.A., and the landlord, pursuant to which the Company agreed to purchase the building at a discount in the event the landlord defaults on its financing arrangement with the lender. The Company believes that the terms of these transactions are as favorable as could be negotiated with unaffiliated third parties.

Lease for Distribution Division Administrative Offices

On December 21, 1998, the Company's distribution division entered into a lease with an entity owned and controlled by an executive officer of the Company for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged to parties not affiliated with the Company. The Company believes that the terms of this transaction are as favorable as could be negotiated with third parties.

Acquisition of Direct Pro LLC

On November 30, 1998, the Company acquired all of the outstanding membership interests of Direct Pro LLC, a New York limited liability company. Prior to its acquisition by the Company, Direct Pro LLC was 66 2/3% owned by an entity owned and controlled by certain members of the Company's management, including one executive officer of the Company. The acquisition purchase price was determined by the Company utilizing its standard acquisition pricing model at an earnings multiple typical of an arm's-length acquisition. The Company believes that the terms and conditions of this transaction were no less favorable than the terms and conditions that would be negotiated with an independent third party.


NOTE 8 - SEGMENT REPORTING

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 9 - SUBSEQUENT EVENTS

Business Combinations

Subsequent to January 23, 1999 and through February 28, 1999, the Company completed two business combinations which were accounted for under the purchase method for an aggregate purchase price of $14,744 consisting entirely of cash. The total assets related to these acquisitions were approximately $20,552, including goodwill and other intangible assets of approximately $9,789. The results of these acquisitions will be included in the Company's results from their respective dates of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to Workflow Management, Inc. (the "Company" or "Workflow Management") or its management are intended to identify such forward-looking statements. Such forward looking statements include, but are not limited to, statements regarding the Company's expectations of the impact of the year 2000 issue on results of operations. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the date hereof.


Introduction

Workflow Management is a leading graphic arts company providing a "one-stop shop" e-commerce solution for businesses to purchase office consumables via the Internet. The Company employs approximately 2,400 people in North America, including an approximately 600-person salesforce. Workflow Management has manufacturing operations located throughout the United States and Canada which produce envelopes, commercial printing products and documents. The Company seeks to expand its operations through the strategic acquisition and integration of companies in the highly fragmented graphic arts industry. Workflow Management currently has 21 manufacturing facilities in nine states and five Canadian provinces, 27 distribution centers, eight print-on-demand centers and 61 sales offices. Prior to the consummation of the U.S. Office Products Company ("U.S. Office Products") strategic restructuring plan (the "Strategic Restructuring Plan") on June 9, 1998 (the "Distribution Date"), the Company's subsidiaries (other than those acquired since the Distribution Date) comprised the Print Management Division of U.S. Office Products.

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


Consolidated Results of Operations

   Three Months Ended January 23, 1999 Compared to Three Months Ended January 24, 1998

Consolidated revenues increased 10.2%, from $86.7 million for the three months ended January 24, 1998, to $95.5 million for the three months ended January 23, 1999. This increase was primarily due to acquisitions and internal growth in the Company's distribution division through increased sales to existing customers. Revenues for the three months ended January 23, 1999, include revenues from five companies acquired in business combinations accounted for under the purchase method after the beginning of the fourth quarter of Fiscal 1998 (the "Purchased Companies"). Revenues for the three months ended January 24, 1998, do not include revenues from the Purchased Companies.

International revenues decreased 7.7%, from $31.4 million, or 36.2% of consolidated revenues, for the three months ended January 24, 1998, to $29.0 million, or 30.3% of consolidated revenues, for the three months ended January 23, 1999. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during the three months ended January 23, 1999. International revenues, when stated in the local currency, increased $27,000 (Canadian) or 0.1% for the three months ended January 23, 1999 when compared to the three months ended January 24, 1998.

Gross profit increased 26.8%, from $22.1 million, or 25.5% of revenues, for the three months ended January 24, 1998, to $28.0 million, or 29.3% of revenues, for the three months ended January 23, 1999. The increase in gross profit was primarily due to the additional gross profit generated from internal revenue growth in the Company's distribution division and the Purchased Companies. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company and increased gross profit percentages on commercial printing, envelope revenues and forms distribution.

Selling, general and administrative expenses increased 21.2%, from $17.6 million, or 20.3% of revenues, for the three months ended January 24, 1998, to $21.4 million, or 22.4% of revenues, for the three months ended January 23, 1999. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional corporate overhead that was incurred during the three months ended January 23, 1999 as a result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products. This increase was partially offset by the benefits resulting from significant headcount reductions and cost saving measures employed by the Company during the end of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of sales during the three months ended January 23, 1999 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $154,000 from $66,000 for the three months ended January 24, 1998, to $220,000 for the three months ended January 23, 1999. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended January 23, 1999 versus the three months ended January 24, 1998.

Interest expense, net of interest income, increased 124.9%, from $555,000 for the three months ended January 24, 1998, to $1.2 million for the three months ended January 23, 1999. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended January 23, 1999 as a result of the Company securing a revolving credit facility which was used in part to pay off the Company's debt to U.S. Office Products at the Distribution Date and subsequent borrowings for acquisition purposes.

Other income increased from $37,000 for the three months ended January 24, 1998, to $72,000 for the three months ended January 23, 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased from $1.6 million for the three months ended January 24, 1998 to $2.3 million for the three months ended January 23, 1999, reflecting effective income tax rates of 41.6% and 44.0%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.

   Nine Months Ended January 23, 1999 Compared to Nine Months Ended January 24, 1998

Consolidated revenues increased 7.1%, from $257.8 million for the nine months ended January 24, 1998, to $276.1 million for the nine months ended January 23, 1999. This increase was primarily due to acquisitions and internal growth in the Company's distribution division through increased sales to existing customers. Revenues for the nine months ended January 23, 1999, include revenues from six companies acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 1998. Revenues for the nine months ended January 24, 1998, include revenues from one of such Purchased Companies for a portion of such period.

International revenues decreased 5.2%, from $95.0 million, or 36.8% of consolidated revenues, for the nine months ended January 24, 1998, to $90.0 million, or 32.6% of consolidated revenues, for the nine months ended January 23, 1999. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during the nine months ended January 23, 1999. International revenues, when stated in the local currency, increased $3.4 million (Canadian) or 2.5% for the nine months ended January 23, 1999 when compared to the nine months ended January 24, 1998.

Gross profit increased 15.4%, from $67.3 million, or 26.1% of revenues, for the nine months ended January 24, 1998, to $77.7 million, or 28.1% of revenues, for the nine months ended January 23, 1999. The increase in gross profit was primarily due to the inclusion of the Purchased Companies in the consolidated results of the Company for the entire period and the additional gross profit generated from two new customer accounts for envelopes and documents. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company and increased gross profit percentages on commercial printing, envelope revenues and forms distribution.

Selling, general and administrative expenses increased 13.2%, from $52.9 million, or 20.5% of revenues, for the nine months ended January 24, 1998, to $59.9 million, or 21.7% of revenues, for the nine months ended January 23, 1999. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional corporate overhead that was incurred during the nine months ended January 23, 1999 as a result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products. This increase was partially offset by the benefits resulting from significant headcount reductions and cost saving measures employed by the Company during the end of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of sales during the nine months ended January 23, 1999 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $321,000 from $165,000 for the nine months ended January 24, 1998, to $486,000 for the nine months ended January 23, 1999. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the nine months ended January 23, 1999 versus the nine months ended January 24, 1998.

The Company incurred expenses of approximately $3.8 million during the nine months ended January 23, 1999 associated with U.S. Office Products' Strategic Restructuring Plan. Under Generally Accepted Accounting Principles, the Company was required to record a one-time, non-cash expense of approximately $3.0 million with a corresponding contribution to capital relating to the tender of stock options by Workflow Management employees in U.S. Office Products' equity tender offer at the Distribution Date. As a result of the Distribution, the Company also incurred an additional $750,000 in transaction costs during the nine months ended January 23, 1999 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.

Interest expense, net of interest income, increased 88.2%, from $1.7 million for the nine months ended January 24, 1998, to $3.1 million for the nine months ended January 23, 1999. This increase in net interest expense was due to the increased level of debt outstanding during the nine months ended January 23, 1999 as a result of the Company securing a revolving credit facility which was used in part to pay off the Company's debt to U.S. Office Products at the Distribution Date and for subsequent borrowings for acquisition purposes.

Other income decreased from $205,000 for the nine months ended January 24, 1998, to $119,000 for the nine months ended January 23, 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes decreased from $5.2 million for the nine months ended January 24, 1998 to $4.6 million for the nine months ended January 23, 1999, reflecting effective income tax rates of 40.8% and 44.0%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.


Liquidity and Capital Resources

At January 23, 1999, the Company had cash of $775,000 and working capital of $55.1 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 23, 1999, was approximately $124.5 million.

Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at January 23, 1999, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $8.0 million for new equipment and maintenance, including any costs associated with compliance testing and technical upgrades to ensure that the Company's computer systems are Year 2000 compliant. See "--Year 2000 Issue" below.

During the nine months ended January 23, 1999, net cash provided by operating activities was $18.0 million. Net cash used in investing activities was $24.3 million, including $21.4 million used for acquisitions and $6.8 million used for capital expenditures which were all partially offset by the collection of $3.7 million in notes receivable from employees. Net cash provided by financing activities was $6.9 million, which included $52.3 million in net borrowings by the Company and an $8.5 million capital contribution by U.S. Office Products which were partially offset by $36.1 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan, $12.4 million paid to retire the Company's common stock, $3.5 million paid in deferred financing fees and $2.0 million paid for the issuance of stock subscription notes receivable.

During the nine months ended January 24, 1998, net cash provided by operating activities was $6.0 million. Net cash used in investing activities was $4.0 million, including $3.4 million used for capital expenditures. Net cash used in financing activities totaled $3.9 million.

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.6% of the Company's total net sales for the nine months ended January 23, 1999. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

During the nine months ended January 23, 1999, the Canadian dollar weakened against the U.S. dollar ("USD"). The Canadian exchange rate declined from approximately $0.70 USD at April 25, 1998 to $0.66 USD at January 23, 1999. This resulted in a reduction in stockholders' equity, through a foreign currency translation adjustment, of approximately $1.8 million, reflecting the impact of the declining exchange rate on the Company's investments in its Canadian subsidiary. The Company is currently reviewing certain hedge transaction options to mitigate the effect of currency fluctuations.

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

The Strategic Restructuring Plan called for an allocation of $45.6 million of debt by U.S. Office Products to Workflow Management at the Distribution Date. This allocation resulted in the forgiveness of $8.5 million of debt during the nine months ended January 23, 1999, which was reflected in the Company's financial statements as a contribution of capital by U.S. Office Products.

The Company entered into a secured $150.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Bankers Trust Company on June 9, 1998. The terms of the Credit Facility were amended and restated as of December 4, 1998 to increase the maximum amount available under the Credit Facility to $200.0 million. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. Workflow Management expects that the Credit Facility is adequate to fund working capital and capital expenditure needs. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants.

The Company repaid the $45.6 million of debt owed to U.S. Office Products and other third party creditors with funds available under the Credit Facility during the nine months ended January 23, 1999. At February 28, 1999, the Company had approximately $72.7 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.74%, and $127.3 million available under the Credit Facility for acquisitions and working capital purposes.

On January 19, 1999, the Company issued approximately $4.9 million in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The Company used the proceeds from the Subordinated Notes to repurchase and retire Company Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5.0 million of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon an analysis performed by Wachovia Bank, N.A., an independent lending institution acting as its financial advisor, the Company believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties.

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


Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the nine-month periods ended January 23, 1999 and January 24, 1998, respectively.

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

The assessment phase involves analyzing the internal systems, vendors, suppliers and customers recognized in the identification phase, assessing which of the Company's systems and key business partners are Year 2000 compliant, and planning for remediation of non-compliant systems. The Company has evaluated its internal systems and has received a majority of the third-party compliance surveys distributed in the identification phase.

Based upon the assessment phase, the Company believes that the majority of its non-IT systems, including the Company's printing presses, security systems, time clocks and manufacturing facilities, are Year 2000 compliant. The Company believes that there are no significant uses of micro-processing oriented equipment within its manufacturing systems and that the cost to address any components deemed to be non-compliant is not material. Based on information provided by vendors and suppliers in the compliance surveys, the Company also believes that the vast majority of its vendors and customers who have responded to the Company's compliance surveys will be Year 2000 compliant by the end of June 1999. The Company intends to work directly with its key vendors, suppliers and distributors to avoid any business interruptions due to the Year 2000 Issue. For major third-parties with known Year 2000 compliance issues, contingency plans are being developed and are expected to be implemented in March 1999.

In the remediation and testing phase, the Company intends to deploy plans for elimination, upgrade, replacement or modification of non-compliant systems and test compliance. The Company completed the Year 2000 conversion and testing of its proprietary distribution software system (known as GetSmart) in November 1998 and completed the Year 2000 conversion and testing of its other proprietary software system and related services (known as Informa) in December 1998. The Company is in various stages of completion regarding the remediation and testing phase for its other systems but believes that all of its systems will be Year 2000 compliant by the end of June 1999.

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

The Company estimates that it will incur approximately $6.0 million of incremental expenses and capitalized costs in connection with the Year 2000 Issue, of which approximately $5.2 million has been incurred to date. The Company anticipates funding future Year 2000 Issue costs with funds available from operations and the Company's credit facility with its senior lenders.

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

Approximately $30.4 million, or 18.2% of the Company's total assets as of January 23, 1999, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Associated with Canadian Operations

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.6% and 36.2% of the Company's total net sales in the nine months ended January 23, 1999 and the fiscal year ended April 25, 1998, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 25, 1998.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     NONE

                          PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

On January 19, 1999, the Company issued approximately $4.9 million in subordinated unsecured notes with attached warrants ("Subordinated Notes") to certain members of the Company's management. The proceeds from the issuance of the Subordinated Notes were used by the Company to repurchase and retire Company Common Stock. No underwriters were engaged by the Company in connection with the issuance of these securities. The securities were sold to three accredited investors in a transaction not involving a public offering. The securities were exempt from the registration requirements of the Securities Act of 1933 ("Securities Act") pursuant to Section 4(2) of the Securities Act and Rules 505 and 506 of Regulation D, as promulgated under the Securities Act. For a discussion of the principal terms of the Subordinated Notes, including terms governing the exercise of the warrants, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."



Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.1 Stock Purchase Agreement dated February 5, 1999, among Workflow Management, Inc., Premier Graphics, Inc., Stanley L. Pippin, Michael D. Snyder and Dean J. Murry.

     10.2 Stock Purchase Agreement dated February 12, 1999, among Workflow Management, Inc., Pacific-Admail, Inc., James G. Corey and Sharon Corey.

     10.3 Amendment and Restatement of Credit Agreement dated December 4, 1998 among Workflow Management, Inc., Data Business Forms Limited, Bankers Trust Company, as Agent, and certain other lenders.

     10.4 Subscription Agreement dated January 19, 1999 between Workflow Management, Inc. and the Thomas B. and Elzbieta D'Agostino 1997 Charitable Remainder Trust.

     10.5 Subscription Agreement dated January 19, 1999 between Workflow Management, Inc. and Richard M. Schlanger.

     10.6 Subscription Agreement dated January 19, 1999 between Workflow Management, Inc. and Robert Fishbein.

     10.7 12% Subordinate Promissory Note dated January 19, 1999 and form Warrant made by Workflow Management, Inc. and held by the Thomas B. and Elzbieta D'Agostino 1997 Charitable Remainder Trust.

     10.8 12% Subordinate Promissory Note dated January 19, 1999 and form Warrant made by Workflow Management, Inc. and held by Richard M. Schlanger.

     10.9 12% Subordinate Promissory Note dated January 19, 1999 and form Warrant made by Workflow Management, Inc. and held by Robert Fishbein.

     10.10 Lease Agreement dated December 21, 1998 between D&C LLC and SFI of Delaware, LLC.

     10.11 Lease and Option Agreement dated January 8, 1999 between Workflow Management, Inc. and FJK-TEEJAY Limited.

     10.12 Agreement dated December 30, 1998, among Nationsbank, N.A., Workflow Management, Inc. and FJK-TEEJAY Limited.

     10.13  Severance   agreement  dated  January  19,  1999,  between  Workflow
            Management, Inc. and Thomas B. D'Agostino.

     10.14 Severance agreement dated January 19, 1999, between Workflow Management, Inc. and Steven R. Gibson.

     10.15 Severance agreement dated January 19, 1999, between Workflow Management, Inc. and Claudia S. Amlie.

     10.16  Severance   agreement  dated  January  19,  1999,  between  Workflow
            Management, Inc. and Thomas B. D'Agostino, Jr.

     10.17 Severance agreement dated January 19, 1999, between Workflow Management, Inc. and Richard M. Schlanger.

     11.1   Statement regarding computation of net income per share

     27.1   Financial Data Schedule


(b)  Reports on Form 8-K

     NONE

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WORKFLOW MANAGEMENT, INC.



      March 8, 1999                 By: /s/ Thomas B. D'Agostino
----------------------                  ------------------------
          Date                      Thomas B. D'Agostino
                                    Chairman of the Board, Chief Executive
                                       Officer, President, Director (Principal
                                       Executive Officer)



      March 8, 1999                 By: /s/ Steven R. Gibson
-----------------------                 --------------------
          Date                      Steven R. Gibson
                                    Executive Vice President, Chief Financial
                                       Officer, Treasurer, Secretary (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)