Form 10-Q/A
period 1999-01-23
WORKFLOW MANAGEMENT INC
filed 1999-04-09
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 23, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________   to   ____________________


                         COMMISSION FILE NUMBER 0-24383


                            WORKFLOW MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                       06-1507104
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization.)                    Identification  No.)


 240 ROYAL PALM WAY, PALM BEACH, FL                         33480
 (Address of principal executive offices)                (Zip Code)


       (Registrant's telephone number, including area code) (561) 659-6551


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of March 31, 1999, there were 12,563,009 shares of common stock outstanding.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        The Company has scheduled its initial annual meeting of stockholders for September 9, 1999 ("Annual Meeting"). The deadline for stockholders to submit to the Company Rule 14a-8 stockholder proposals for inclusion in the Company's proxy materials is May 10, 1999. The deadline for stockholders to notify the Company of non Rule 14a-8 matters that may be raised for consideration at the Annual Meeting is June 20, 1999. Under the terms of the Company's amended bylaws, June 20, 1999 is also the deadline for stockholders to notify the Company of an intention to nominate candidates for directors at the Annual Meeting.

ITEM 6. EXHIBITS

(a)    Exhibits

        3.3    Amended and Restated Bylaws of the Company

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WORKFLOW MANAGEMENT, INC.



Dated: April 9, 1999              By: /s/ Thomas B. D'Agostino
                                     ----------------------------------------
                                          Thomas B. D'Agostino
                                          Chairman of the Board, Chief Executive
                                          Officer, President, Director
                                          (Principal Executive Officer)



Dated: April 9, 1999              By:  /s/ Steven R. Gibson
                                      ---------------------------------------
                                           Steven R. Gibson
                                           Vice President, Chief Financial
                                           Officer, Treasurer, Secretary
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX


3.3     Amended and Restated Bylaws of the Company