Form 10-K405
period 1999-04-24
WORKFLOW MANAGEMENT INC
filed 1999-07-20
CIK 1055564

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                         ----------------------------

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended April 24, 1999

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

                            Common Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 9, 1999: $186,420,245.

          The number of shares of common stock of the registrant outstanding as of July 9, 1999: 12,612,843.

                                PART I

         THE FOLLOWING DISCUSSION IS QUALIFIED IN ITS ENTIRETY BY THE DETAILED INFORMATION, INCLUDING "RISK FACTORS" IN ITEM 1 AND THE CONSOLIDATED FINANCIAL STATEMENTS OF WORKFLOW MANAGEMENT, INC. (THE "COMPANY" OR "WORKFLOW MANAGEMENT") APPEARING ELSEWHERE IN THIS FORM 10-K. THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "PLAN" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 1. BUSINESS - RISK FACTORS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-K.


ITEM 1.  BUSINESS

SPIN-OFF TRANSACTION

         Workflow Management is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that closed in June 1998 ("Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products common stock ("U.S. Office Products Common Stock") 14,642,981 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share (the "Common Stock" or "Company Common Stock"). Holders of U.S. Office Products Common Stock were not required to pay any consideration for the shares of Company Common Stock they received in the Workflow Distribution. The Workflow Distribution occurred on June 9, 1998 (the "Distribution Date").

         As part of its Strategic Restructuring Plan, U.S. Office Products also distributed to the holders of U.S. Office Products Common Stock shares of common stock (the "Related Distributions") (the Workflow Distribution and Related Distributions collectively the "Distributions") of three additional companies, Aztec Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc. (collectively the "other Spin-Off Companies"). Effective upon consummation of the Workflow Distribution and the Related Distributions, the Company entered into the following principal agreements with U.S. Office Products and the other Spin-Off Companies. See "Risk Factors - Potential Conflicts of Interest in the Distributions" below.

         o a Distribution Agreement (the "Distribution Agreement"), pursuant to which (i) the equity interests of the U.S. Office Products subsidiaries engaged in the print management business were transferred to the Company, (ii) liabilities were allocated among the Company, U.S. Office Products and the other Spin-Off Companies and (iii) the Company, U.S. Office Products and the other Spin-Off Companies agreed to indemnify one another for liabilities allocated to them under the Distribution Agreement and a share of certain other liabilities. See "Risk Factors - Risks Related to Allocation for Certain Liabilities" below.

         o a Tax Allocation Agreement (the "Tax Allocation Agreement"), pursuant to which (i) the Company is responsible for its share of U.S. Office Products' consolidated income tax liability for the years it was included in U.S. Office Products' consolidated federal income tax returns, (ii) the Company, U.S. Office Products and the other Spin-Off Companies share certain state, local and foreign taxes, and (iii) the Company has (a) indemnified U.S. Office Products for certain taxes if they are assessed against U.S. Office Products as a result of the Workflow Distribution or the Related Distributions and (b) jointly and severally indemnified U.S. Office Products for certain taxes resulting from certain acts taken by the Company or any of the other Spin-Off Companies. The joint and several liabilities of the Company and the other Spin-Off Companies have been allocated pursuant to a separate agreement (the "Tax Indemnification Agreement"). As a consequence, the Company is primarily liable for taxes resulting from acts taken by the Company and liable (subject to rights of indemnification under the Tax Indemnification Agreement) for taxes resulting from acts taken by the other Spin-Off Companies. See "Risk Factors - Potential Liability for Taxes Related to the Distributions" below.

         o an Employee Benefits Agreement (the "Employee Benefits Agreement"), pursuant to which the assets, liabilities and responsibilities with respect to employee benefit plans and programs and certain related matters were allocated among the Company, U.S. Office Products and the other Spin-Off Companies.

         Workflow Management was incorporated in the state of Delaware on February 13, 1998. The Company currently conducts its operations through 25 direct or indirect United States and Canadian subsidiaries. The principal executive offices of the Company are located at 240 Royal Palm Way, Palm Beach, Florida 33480. Workflow Management's telephone number is (561) 659-6551.

COMPANY OVERVIEW

         Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of print and office consumables and related management services to more than 30,000 businesses in the United States and Canada. Since the Workflow Distribution on June 9, 1998, and during the fiscal year ended April 24, 1999, the Company acquired twelve companies, increasing Company revenues by 10.6% to $391.0 million and operating income by 27.6% to $21.2 million in the fiscal year ended April 24, 1999 when compared to the fiscal year ended April 25, 1998. The Company is comprised of two main operating divisions - Integrated Business Services, which provides customers with print management services, including an e-commerce solution, designed to minimize the costs of procuring, storing and using office consumables, and Fulfillment, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Currently, Workflow Management employs over 2,800 persons and has 22 manufacturing facilities in 10 states and 5 Canadian Provinces, 27 distribution centers, 8 print-on-demand centers and 62 sales offices. The Company intends to continue to pursue its strategic acquisition program to extend its geographic scope and market penetration in the highly fragmented graphic arts industry, and to increase sales to existing customers by cross-selling printed office consumables.

         Workflow Management's Integrated Business Services Division is the leading distributor of printed office products in North America. The division has over 300 salespeople and customer service representatives committed to reducing customers' overhead and direct costs associated with the management of printed products. By outsourcing non-core operations such as the purchasing, storage and use of office consumables to such trained specialists, customers realize decreased costs and improved control over print management services. The Company's Integrated Business Services Division solicits competitive bids from a base of over 3,500 vendors (including the Company's own manufacturing centers), establishes more efficient inventory levels, and consolidates requisitions, production and deliveries. In addition, the division performs design and procurement services for its customers. The graphic arts consumables primarily distributed by the Integrated Business Services Division include commercial printing, custom business forms, signs and labels, advertising specialty products and office products. In order to meet growing demand, Workflow Management plans to continue to expand its product lines and services and to promote its print and facilities management services.

         The Company believes that its proprietary technology and systems are central to its ability to capitalize effectively on industry outsourcing trends and provide it with a competitive advantage. Consequently, on April 29, 1999, the Company established a new operating division within the Integrated Business Services Division known as iGetSmart.com, which will further develop the Company's GetSmart electronic outsourcing and facilities management system. The GetSmart system is an intranet- and Internet-based business-to-business electronic commerce solution which automates inventory management and distribution of office consumables for customers. Customers either place product orders directly through GetSmart or contact Company sales representatives to place orders through the system. The orders are then electronically routed to a distribution facility for delivery. Currently, there are approximately 200 customers who use GetSmart directly. The Company believes that the GetSmart system has enabled the Company to position itself as a premier technology deployer, thus increasing the Company's attractiveness to potential acquisition targets. Workflow Management expects iGetSmart.com to expand the services provided by the GetSmart system, broaden its customer base and increase acquisition opportunities.

         The Company's Fulfillment Division prints a full range of products for wholesale and retail customers, including customers of the Integrated Business Services Division, with production centers located throughout the United States and Canada. The product line includes: (i) envelopes, including specialty envelopes for uses such as credit card solicitations, annual reports, direct mail and airline itinerary jackets; (ii) documents, such as custom invoices, purchase orders and checks; (iii) commercial printing, such as product and corporate brochures, catalogs and directories; (iv) direct mail literature; (v) specialty packaging; (vi) labels and signs, including high quality silkscreen and flexographic labels and signs; and (vii) print-on-demand, such as that provided by the Company's Imagenet Document Manager that provides access via the Internet. The Company believes that its Fulfillment Division is one of the leading printers of envelopes in the Northeastern United States and its Canadian operations constitute one of Canada's largest wholesale document manufacturers. The division also has several digital pre-press systems for converting text and graphics to film and plates prior to printing, enabling the division to offer design services to its customers. Workflow Management's Fulfillment Division has approximately 2,325 employees, of which 250 are in sales and approximately 1,550 are in manufacturing.

         The Company's printing operations, combined with its extensive vendor network and distribution capability, give the Company broad flexibility to meet customers' demand for printed products. For the fiscal year ended April 24, 1999, approximately 32.2% of the Company's revenues were derived from products purchased by the Company for distribution, and 67.8% were derived from products manufactured by the Company.

         The document, envelope and commercial printing industries that comprise the graphic arts businesses are highly fragmented, and the Company believes integration opportunities exist within these industries. Management believes that there are approximately 200 envelope manufacturers in the U.S., and that the commercial printing industry is composed of approximately 25,000 printing plants, 70% of which have fewer than 10 employees. According to statistics released by Printing Industries of America, Inc., in 1998 (i) direct mail and packaging printers grew at a rate of 7% or higher, (ii) document printing increased by over 5%, and (ii) the commercial printing market grew by over 3%. With respect to e-commerce, International Data Corporation reported that the number of users who made purchases over the Internet was approximately 31 million in 1998.

BUSINESS STRATEGY

         The Company's objective is to become the leading single source provider of office consumables and related printing and distribution services to businesses of all sizes. To attain its goal, Workflow Management's strategy includes external growth, through the acquisition of established and profitable printing businesses in markets with attractive growth opportunities, and internal growth, through product development, cross-selling of the full suite of the Company's products and services to its subsidiaries, and cross-utilization of the Company's proprietary e-commerce systems. In addition, the Company intends to further develop its electronic outsourcing systems to establish a position as a technologically sophisticated provider of printed office products and related management and fulfillment services. As the Company pursues its acquisition strategy, it may also determine, from time to time, that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. The Company's management has considered and may further consider the divestiture of low-growth product lines to improve the Company's overall financial condition.

         Workflow Management believes that it possesses several competitive advantages in the implementation of its strategic acquisition plan for maximizing external growth. The Company bases this belief on management's acquisition and integration experience both before and after the Workflow Distribution. Also, the Company believes that its status as a leading distributor of printed products and its e-commerce capabilities make it the "acquirer of choice" among the large population of independent distributors, as well as among numerous print manufacturers seeking vendor relationships with the Company's nationwide sales force. As the Company acquires new businesses, it seeks to achieve operating efficiencies through the consolidation of insurance, administration, financial management and other administrative functions. The types of companies Workflow Management targets for acquisition in the North American graphic arts industry are (i) distributors strategically positioned in new geographic regions, particularly those that demonstrate the potential for increasing sales with the GetSmart system, and (ii) value-added providers of high demand printed products that are either currently provided by the Company or that further diversify the Company's overall product line. Consideration for acquisitions has typically been in the form of cash paid at closing and a three to five year contingent "earn-out" payments based on the acquired company's performance following the closing of the acquisition. The Company may utilize its common stock as a form of purchase price in future acquisitions. See "Risk Factors."

         Workflow Management intends to grow internally through product development, cross-marketing and cross-utilization of its proprietary technology, particularly the GetSmart and Imagenet Document Manager systems. The Integrated Business Services Division encourages its sales representatives to utilize the Company's manufacturing subsidiaries for customer orders. The division's management team also regularly trains its sales force on the various capabilities of the GetSmart electronic outsourcing system from which a growing amount of sales are realized by the Company. By establishing the iGetSmart.com division and dedicating resources to such operations, the Company expects to further develop the GetSmart system. The ability of the Company's sales force to supplant the purchasing departments of its customers enables the Company to better understand the requirements of all sizes of businesses, and fosters close business relationships between the Company and its customers. Workflow Management believes that its knowledge of customer requirements and these relationships enable the Company to identify new product lines and services in response to emerging customer opportunities and provide cross-marketing opportunities for the Company's various product lines and services. The Company also intends to increase internal growth by implementing the Imagenet desktop printing solution on a Company-wide basis. See "Imagenet Document Manager" below.

PRODUCT LINES

         INTEGRATED BUSINESS SERVICES DIVISION - PRINT MANAGEMENT SERVICES

         In addition to the products printed directly by Workflow Management's Fulfillment Division, the Company offers its customers advertising specialty products and office products which are provided by its nationwide network of over 3,500 vendors. The Company supports its product offering with a selection of value-added services. For many businesses, the costs of managing, storing and using printed products exceed their purchase price. The Company seeks to control these costs and improve efficiency throughout the workflow by providing systems analysis, design, and facilities and inventory management services. Workflow Management's Integrated Business Services Division delivers its print management services through GetSmart and Informa, its proprietary computerized transaction and information systems. The Company does not charge a separate fee for its management services, but instead tailors its product pricing to reflect the services provided.

         GETSMART SYSTEM. The Company offers the GetSmart system in the United States. GetSmart provides transaction, reporting and control capabilities to the Company and its customers. SFI Corp., a predecessor of the Company, introduced GetSmart in 1986, and it re-engineered the system in 1993 to incorporate advances in hardware and software technologies. The system's transaction database now includes more than 850,000 SKUs, 13,481 active customers and 3,500 vendors. Customers can access GetSmart either off-line, through the Company's sales and customer support personnel, or on-line, through wide area network, dial-up, leased-line, and Internet connections. This array of delivery options makes GetSmart available to customers of every size and complexity, and to customers at every level of computer sophistication. The discussion below summarizes these support functions. The Company is continually refining and enhancing the GetSmart system.

         A customer can initiate a distribution from inventory by issuing a requisition through GetSmart. GetSmart then allocates the merchandise to the cost center and routes the release to the appropriate distribution facility. Customers can specify their minimum inventory requirements or can rely on GetSmart's ongoing analysis of usage patterns and lead times. GetSmart notifies the Company's sales representative when a re-order point is reached, and the representative negotiates a new purchase order with the customer. The purchase order is entered into the system and GetSmart tracks the order to the product's receipt at the Company's distribution center. At this point, the storage, shipment, usage and re-order cycle begins again. Throughout the cycle, the system supports inventory transfers and write-offs, returns of items requisitioned in error, and purchases that are shipped directly to customers by the Company's vendors. GetSmart produces invoices when merchandise is received at the Company's distribution centers, or when it is shipped to customers, and tracks invoices through to remittance. All transactions can be consummated in a number of electronic formats required by customers' data processing operations. GetSmart also offers electronic catalogs of 400,000 promotional products and 35,000 office products. The catalogs provide product images and descriptions, as well as powerful search engines enabling customers to locate the products best suited to their requirements.

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

         Informa's Electronic Job Ticket ("EJT") interface is a specialized e-mail enabling customers to requisition documents and other products from the Company's distribution centers, and to route attached documents to the Company's network of Imagenet print-on-demand facilities. EJT's print-on-demand feature supports a broad range of custom specifications, including quantities; fixed and variable imaging; page orientation; paper size, weight, grade, and color; drilling and binding; and cover page. EJT also provides fields for the customer's budget code, billing information, and distribution instructions. EJT originates jobs ranging from single impressions, to thousands of copies delivered to a single location, to thousands of documents mailed to tens of thousands of recipients.

          IMAGENET DOCUMENT MANAGER. The Company intends to deploy Imagenet for use in the United States. Workflow Management has granted a non-exclusive license to U.S. Office Products for Imagenet effective on the Distribution Date.

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

         The following table sets forth the amount of the Company's revenue (in thousands) derived from its Integrated Business Services Division operations:


                                            FISCAL YEAR ENDED
                         -------------------------------------------------------
                         APRIL 26, 1997        APRIL 25, 1998    APRIL 24, 1999
                         -------------------------------------------------------
     REVENUES            $     91,506        $     104,479      $    125,950




         FULFILLMENT DIVISION - PRINTED PRODUCTS

         ENVELOPES. The Fulfillment Division is comprised of several envelope companies that offer a complete line of conventional and specialty envelopes for applications such as billing, credit card solicitations, annual reports, proxy solicitations, direct mail and airline tickets. These envelopes may be of varying sizes and specialized materials, with constructions including wallet flap, flat mailer, safety fold, peel and seal, clasp, button and string, window, expansion and continuous. The Company's envelope subsidiaries can customize dimensions, materials, construction and graphics to customers' specific requirements.

         DOCUMENTS. Workflow Management's Fulfillment Division offers a complete line of custom and stock documents, such as invoices, purchase orders, money orders and bank drafts. These documents may be fan-folded, roll-fed, snap-apart or cut-sheet, and manufactured to specification with respect to content, size, plies, paper and inks. More than 85% of the Company's revenues from sales of documents are from sales of custom products.

         COMMERCIAL PRINTING. The commercial printing line of the Fulfillment Division includes products such as corporate brochures, catalogs, directories, calendars, posters, point of purchase displays and promotional products. These products are designed and manufactured to customers' requirements. The division provides a variety of custom services, including art direction, digital and conventional design, layout, illustration, photography and production.

         DIRECT MAIL. The direct mail operations of the Fulfillment Division are equipped to handle the design, management and lettershop needs of individual direct mail projects and ongoing campaigns. Specifically, their capabilities include conventional and electronic pre-press, full web and sheetfed printing, data processing and laser printing, and extensive bindery and lettershop services.

         SPECIALTY PACKAGING. The packaging operations of the Fulfillment Division include the design, print and manufacture of folding boxes, plastic packaging, corrugated boxes, "window" box packaging and patented collapsible, re-useable cartons. Statistical process control and waterless lithography printing are utilized for these products.

         LABELS. Workflow Management's Fulfillment Division offers a wide range of label and signage products from product and packaging labels to bumper stickers, outdoor signage and backlit vending machine facings. The processes utilized include die cut and digital cut vinyl, flexographic and screen printing. The label group's specialty is photographic quality, 4 color process work.

         PRINT-ON-DEMAND. The Fulfillment Division's Print-On-Demand unit allows customers to have their materials printed immediately direct-from-file (bypassing the usual pre-production steps of film and plates). Files can be accepted in a wide variety of formats and program platforms either on disk or via the Internet. This technology is designed for customers who need fast turnaround times and shorter print runs.

         The following table sets forth the amount of the Company's revenue (in thousands) derived from its Fulfillment Division operations:


                                          FISCAL YEAR ENDED
                      ----------------------------------------------------------
                      APRIL 26, 1997        APRIL 25, 1998      APRIL 24, 1999
                      ----------------------------------------------------------
    REVENUES           $   243,166      $     255,456           $     274,968


OPERATIONS

         DISTRIBUTION. Products manufactured by Workflow Management are either shipped directly to customers or held in inventory and shipped as requisitioned by customers. Finished goods purchased by the Company from manufacturers and wholesalers are either shipped directly to customers by vendors, or shipped to, stored in, and shipped from one of the Company's distribution centers. Workflow Management owns or leases 15 distribution centers in the United States and 12 in Canada, and rents additional warehouse space as necessary. Approximately 500 distribution personnel are employed by Workflow Management. Products are transported from the Company's suppliers and to its customers by short-haul, regional, contract and custom carriers, as well as by air and ground courier services.

         SALES. Workflow Management sells its products directly to end-users, as well as to distributors and brokers who re-sell to end-users. The Company employs more than 425 sales representatives and 230 customer service personnel in 62 sales offices throughout the United States and Canada. Sales representatives are compensated primarily through commissions. Commissioned sales representatives are compensated based on either product sales or gross margins. In addition to the Company's line of documents, commercial printing, envelopes and related products, the Integrated Business Services Division sales force offers value-added services including workflow analysis, design, document management and print-on-demand. The Company's sales force is supported by its GetSmart and Informa transaction and information systems.

         INTEGRATED BUSINESS SERVICES DIVISION - PURCHASING AND MANUFACTURING

          PURCHASING. Workflow Management's Integrated Business Services Division purchases finished goods for resale to customers. These finished goods include the Company's full line of documents, envelopes, commercial printing, direct mail, packaging, labels and print-on-demand. In addition to the Company's manufacturing subsidiaries, Workflow Management has more than 3,500 suppliers of finished goods, including, among the largest, Ward Kraft Forms, United Computer Supplies, Gilman Sky, Transkrit and United Stationers, Inc.

         MANUFACTURING. Although the Intregrated Business Services Division primarily purchases finished goods from outside vendors for resale to customers, the division's principle subsidiary, ("SFI"), has some document manufacturing operations in its Norfolk, Virginia facility. Approximately 2.2% of SFI's revenues are derived from sales of documents manufactured by SFI.


         FULFILLMENT DIVISION - PURCHASING AND MANUFACTURING

         PURCHASING. Workflow Management's Fulfillment Division purchases raw materials such as paper stock, ink, stock envelopes, adhesives, plates, film, chemicals and cartons from a variety of manufacturers and resellers. These materials are purchased job-by-job or under contracts with terms of up to two years. Longer-term supply contracts generally specify services to be provided and may guarantee product availability, but typically reserve to vendors the right to adjust prices as required by market conditions. The largest suppliers of paper stock to the Company's Fulfillment Division are Rollsource, Appleton, Mead, Avenor and Domtar.

         MANUFACTURING. The Company's Fulfillment Division produces documents, envelopes, commercial print, direct mail, packaging, labels, and print-on-demand. Workflow Management operates 10 document plants in Canada, and 12 in the U.S. These plants employ approximately 1,550 manufacturing personnel and utilize over 275 presses and other machines. The Company's broad line of conventional and specialty envelopes are manufactured in four plants located in New York, New Jersey and Pennsylvania. The envelope plants currently operate more than 85 printing and related machines. The Company has a label production facility in Columbia, South Carolina, a direct mail printer in Santa Ana, California, a packaging plant in Hoboken, New Jersey, a commercial printing facility in Calgary, Alberta and a business card printer in Lorton, Virginia. Workflow Management operates a network of 8 Imagenet print-on-demand facilities in Canada, providing digital imaging and litho quick printing. The Company also operates several conventional and digital pre-press systems for converting text and graphics to film and plates prior to printing. Among these pre-press capabilities are several state-of-the-art digital systems which enhance overall production efficiency and provide high-process capabilities to customers.


CUSTOMERS

         Workflow Management has more than 30,000 customers ranging in size from small office/home office businesses to Fortune 500 companies in industries such as healthcare, insurance, energy, advertising, travel and financial services. Significant customers of the Company include: Bank of Montreal; Aetna, Inc.; Citibank N.A.; Chase Manhattan Corp.; Group Health Incorporated; Health Insurance Plan of Greater New York, Inc.; Heilig-Meyers Company; Merrill Lynch & Co., Inc.; Banco Popular, Inc.; Shell Canada; and Salomon Smith Barney Holdings, Inc.

         The Company's five largest customers accounted for 11.4% and 14.3% of the Company's net sales for the fiscal years ended April 25, 1998 and April 24, 1999, respectively. The Company's single largest customer accounted for 4.4% and 4.5% of net sales for the fiscal years ended April 25, 1998 and April 24, 1999, respectively.

COMPETITION

         Workflow Management competes for retail sales of printed products against other independent distributors and against manufacturers' direct sales organizations. In commercial printing, labels, direct mail and print-on-demand, the Company also competes with manufacturers' direct sales organizations, independent brokers, advertising agencies and design firms. The principal competitive factors in the graphic arts industry are price, quality, selection, services, production capacity, delivery and customer support.

         Although Workflow Management's divisions often compete with large and small businesses, its Fulfillment Division competes against the largest competitors in the North American documents, envelopes and commercial printing industry, most of which have substantially greater financial resources than the Company. The largest competitors in the office consumables distribution market for the Company's Integrated Business Services Division are Global Docugraphix and Precept Business Services, Inc., although the most common competitors for customers are small, regional distributors.

         The Company also faces competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet and interactive videodisks. Although these sources of communication and advertising may eliminate some envelope sales in the future, the Company believes that it will experience continued demand for envelope products due to the relatively low-cost information delivery vehicle that may be customized by customers with text, color, and graphics, and the ability of the Company's customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the postal service.

         As the Company further expands its e-commerce GetSmart system, the Company will compete with companies focused solely on business to business electronic systems.

EMPLOYEES

         Workflow Management currently has more than 2,800 full- and part-time employees, including approximately 675 in sales and sales support and approximately 1,600 in print production. Approximately 31.5% of the Company's employees in the United States and approximately 9.4% of the Company's employees in Canada are represented by labor unions. There can be no assurance that work stoppages or strikes will not occur. The Company considers its employee relations to be good.

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

EXECUTIVE OFFICERS

         THOMAS B. D'AGOSTINO, SR., 56, has served as Chairman of the Board, President and Chief Executive Officer of the Company since February 1998. Mr. D'Agostino was President of SFI Corp. ("SFI Corp."), an office consumables distribution company and predecessor of SFI, and of SFI Corp.'s predecessor company, Forms & Peripherals, Inc., from 1972 until 1998. He was appointed President of U.S. Office Products' Print Management Division in January 1997 when U.S. Office Products acquired SFI Corp.

         STEVEN R. GIBSON, 39, is Executive Vice President and Chief Financial Officer of the Company, the position to which he was appointed in April 1998. From February 1997 until April 1998, Mr. Gibson was President of Cortez Financial Services, Inc., an investment banking company. From May 1985 to February 1997, he was employed in various positions at NationsBank Corporation, ultimately serving as Senior Vice President.

         THOMAS B. D'AGOSTINO, JR., 32, was appointed President and Chief Operating Officer of the Company's Integrated Business Services Division in December 1998, and has served as President of SFI, the Company's principal distribution subsidiary, since 1998. He previously served as Vice President of Sales of SFI from 1997 until 1998. From 1995 to 1997, he served as President of Hano Document Printers, Inc. ("Hano"), a business forms manufacturing company and current subsidiary of the Company. From 1993 to 1995, Mr. D'Agostino held several other positions with Hano, including Vice President of Sales and Marketing and General Manager.

         RICHARD M. SCHLANGER, 54, was appointed President and Chief Operating Officer of the Company's Fulfillment Division in December 1998. He also serves as Vice President of United Envelope, LLC ("United"), the Company's principal envelope subsidiary. He served as Co-President of United from 1994 to 1998. From 1982 to 1994, Mr. Schlanger held the position of Executive Vice President of United.

         CLAUDIA S. AMLIE, 30, is Executive Vice President, General Counsel and Chief Administrative Officer of the Company. From July 1997 until April 1998, she served as an associate attorney in the corporate and venture capital law departments at the law firm of Edwards & Angell in Palm Beach, Florida. Ms. Amlie worked as an associate corporate law attorney at Foley & Lardner in West Palm Beach, Florida from June 1996 to July 1997, and Stearns, Weaver, Miller, Weissler, Alhadeff & Sitterson in Miami, Florida from August 1994 to May 1996.

         MICHAEL B. FELDMAN, 37, was appointed Vice President and Chief Financial Officer of the Company's Integrated Business Services Division in June 1999. Mr. Feldman has also served as Vice President of Finance and Chief Financial Officer of SFI and SFI Corp., SFI's predecessor, since 1995, and was appointed Controller of SFI Corp. in 1987. From 1992 to 1998, he served as Hano's Vice President of Finance and Chief Financial Officer.

         FREDERICK S. SHAW, 54, was appointed Vice President and Chief Financial Officer of the Company's Fulfillment Division in June 1999. From October 1998 to June 1999, he served as the Company's Internal Auditor and as a financial consultant for the Company's acquisitions. From 1993 to 1998, he was the Corporate Chief Financial Officer of the equipment manufacturing group for DASI Corporation, a dairy manufacturing company.

Thomas B. D'Agostino, Sr. is the father of Thomas B. D'Agostino, Jr. There are no other family relationships between the directors and executive officers of the Company.


RISK FACTORS

DEPENDENCE UPON ACQUISITIONS FOR FUTURE GROWTH; POTENTIAL DIVESTITURES. One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional graphic arts businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Moreover, the consolidation of the North American graphic arts industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. In addition, the Company may determine that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. Accordingly, the Company has in the past considered, and will continue to consider in the future, divestitures of certain operations or assets to the extent management believes that such transactions could improve the Company's overall financial condition and/or future prospects. Any such divestitures would reduce the Company's revenues. Divestitures could also (i) eliminate certain products or product lines that the Company has historically offered to its customers and (ii) reduce or eliminate the Company's presence in certain geographic markets.

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

RISKS RELATED TO ACQUISITION FINANCING; ADDITIONAL DILUTION. Workflow Management currently intends to finance its future acquisitions by using cash, borrowed funds, shares of Company Common Stock or a combination thereof. If the Company Common Stock does not maintain a sufficient market value, if the price of Company Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Company Common Stock as part of the consideration for the sale of their businesses, Workflow Management may not be able to consummate acquisitions using Company Common Stock as consideration. Since the Workflow Distribution, the Company has completed all of its acquisitions using cash consideration. If Workflow Management does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings. However, the use of equity offerings will also be subject to certain limitations on the number of shares that Workflow Management can issue without jeopardizing the tax-free treatment of the Workflow Distribution. See "Possible Limitation on Issuances of Common Stock" and "Tax Matters" below.

         The Company has 150,000,000 authorized shares of Company Common Stock, a portion of which could be available (subject to the rules and regulations of federal and state securities laws, limitations under U.S. federal income tax laws and the rules of the Nasdaq Stock Market) to finance acquisitions without obtaining stockholder approval for such issuances. Existing stockholders may suffer dilution if Workflow Management uses Company Common Stock as consideration for future acquisitions. Moreover, the issuance of additional shares of Company Common Stock may have a negative impact on earnings per share and may negatively impact the market price of the Company Common Stock.

MATERIAL AMOUNT OF GOODWILL. Approximately $64.5 million, or 27.0% of the Company's total assets as of April 24, 1999, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

INABILITY TO USE POOLING-OF-INTERESTS ACCOUNTING. Generally accepted accounting principles require that an entity be autonomous for a period of two years before it is eligible to complete business combinations under the pooling-of-interests method. As a result of the Company being a wholly-owned subsidiary of U.S. Office Products prior to the Workflow Distribution, the Company will be unable to satisfy this criteria for a period of two years following the Workflow Distribution. Therefore, the Company will be precluded from completing business combinations under the pooling-of-interests method for a period of two years from the Distribution Date and any business combinations completed by the Company during such period will be accounted for under the purchase method resulting in the recording of goodwill. The amortization of the goodwill will reduce net income reported by the Company below that which would have been reported if the pooling-of-interests method had been used by the Company. See "Material Amount of Goodwill" above.

POTENTIAL CONFLICTS OF INTEREST IN THE DISTRIBUTIONS. The Company, U.S. Office Products and the other Spin-Off Companies entered into the Distribution Agreement, the Tax Allocation Agreement and the Employee Benefits Agreement, and the Company and the other Spin-Off Companies entered into the Tax Indemnification Agreement. These agreements provide, among other things, for U.S. Office Products and the Company to indemnify each other from tax and other liabilities relating to their respective businesses prior to and following the Workflow Distribution.

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

         U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are deemed Shared Liabilities and subject to indemnification by the Company, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) are likely to be subject to the Company's indemnification obligation for Shared Liabilities under the Distribution Agreement.

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

ATTRACTION AND RETENTION OF PERSONNEL. The Company's operations depend on the continued efforts of Thomas B. D'Agostino, Sr., its Chief Executive Officer, its other executive officers and the senior management of certain of its subsidiaries. Furthermore, the Company's operations will likely depend on the senior management of certain of the companies that may be acquired in the future. If any of these people becomes unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not have key man life insurance covering any of its executive officers or other members of senior management of its subsidiaries.

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

EFFECTS OF CHANGES IN DEMAND FOR DOCUMENTS; CYCLICALITY. Historically, the Company's operating results have depended heavily on sales of documents. For the fiscal years ended April 25, 1998 and April 24, 1999, sales of documents accounted for approximately 50% and 39%, respectively, of the Company's net sales. Workflow Management anticipates that document sales will continue to account for a significant percentage of the Company's sales for the foreseeable future. An important element of the Company's business strategy is to continue its growth in document sales by continuing to acquire other document companies, hiring experienced sales representatives, attracting new customers and increasing sales to existing customers. The overall document industry has not grown in the last few years, although demand for certain products, such as laser forms, pressure-sensitive labels, form/label combinations and single-part cut-sheet mailers has increased. Accordingly, for Workflow Management to continue its growth in document sales, it must increase its market share and respond to changes in demand in the overall document industry. No assurance can be given that Workflow Management will be successful in increasing its market share or responding to shifts in demand. The failure by the Company to do so could have a material adverse effect on its business, financial condition or results of operations.

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

RISKS ASSOCIATED WITH CANADIAN OPERATIONS. Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 36% and 32% of the Company's total net sales in the fiscal years ended April 25, 1998 and April 24, 1999, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

UNITED STATES POSTAL RATES; ALTERNATIVE DELIVERY MEDIA. The Company's operating results depend, to a significant extent, on sales of envelopes. Sales of envelopes accounted for approximately 29% and 35% of the Company's net sales for the fiscal years ended April 25, 1998 and April 24, 1999, respectively. Because the great majority of envelopes used in the United States are sent through the mail, postal rates are a significant factor affecting the growth of envelope usage. Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent. For example, third class postal rates increased approximately 50% and 14% in 1991 and 1995, respectively, contributing to a substantial leveling off in the growth rate of third class mail sent during the periods following such increases. If postal rates increase, mail volume could decline, which could reduce revenue from the Company's sale of envelopes and reduce the Company's earnings and cash flow.

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

UNIONIZED WORKFORCE. Approximately 31.5% of the Company's employees in the United States and approximately 9.4% of the Company's employees in Canada are covered by collective bargaining agreements. There can be no assurance that strikes or work stoppages will not occur in the future. Strikes or work stoppages and the resultant adverse impact on the Company's relationship with its customers could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's acquisition strategy could be adversely affected because of its union status for a variety of reasons, including without limitation, incompatibility with a target's existing unions and reluctance of non-union targets to become affiliated with a union based company.

COST AND RISKS OF LOSS RELATING TO ENVIRONMENTAL REGULATION. The Company's operations and real property are subject to the Environmental Laws. Workflow Management utilizes certain hazardous materials, such as washes, inks, alcohol-based products, fountain solution, photographic fixer and developer solutions, machine and hydraulic oils and solvents. While management believes that the Company's current operations are in substantial compliance with Environmental Laws, there can be no assurance that all potential environmental liabilities have been identified, or that future uses, conditions or legal requirements (including without limitation those that may result from future acts or omissions or changes in applicable Environmental Laws) will not materially adversely affect the Company's business or operations in the future. See "Environmental Regulations" above.

COMPETITION. Workflow Management competes for retail sales of printed products against other independent distributors and against manufacturers' direct sales organizations. In commercial printing, the Company also competes with manufacturers' direct sales organizations, independent brokers, advertising agencies and design firms. The principal competitive factors in the graphic arts industry are price, quality, selection, services, production capacity, delivery and customer support.

         Although Workflow Management's divisions often compete with large and small businesses, its Fulfillment Division competes against the largest competitors in the North American documents, envelopes and commercial printing industry, most of which have substantially greater financial resources than the Company. The largest competitors in the office consumables distribution market for the Company's Integrated Business Services Division are Global Docugraphix and Precept Business Services, Inc., although the most common competitors for specific customers are small, regional distributors.

         The Company also faces competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet and interactive video disks. These sources of communication and advertising may adversely impact printed product sales in the future. Furthermore, as the Company continues to expand its e-commerce GetSmart system, it will compete with companies focused solely on business to business electronic systems.

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

RISK OF LOSS FROM POSSIBLE FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE. The Company has completed Year 2000 conversion and testing of its principal proprietary software systems and related services, and is in the final stages of completion regarding the remediation and testing phase for its other systems. Although the Company believes that substantially all of its systems are Year 2000 compliant, no assurance can be given that unforeseen circumstances will not arise as the Company addresses the Year 2000 issue. Specific factors that may cause the Company to experience unanticipated problems with respect to the Year 2000 issue include the availability and cost of adequately trained personnel, the ability to locate and correct all affected computer code, and the timing and success of Year 2000 efforts by the Company's customers, suppliers and vendors. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 2.  PROPERTIES

         The following table sets forth certain information about the Company's executive offices and its principal manufacturing, printing and distribution facilities.




                                                      APPROXIMATE                          LEASE
 FUNCTION AND LOCATION                              SQUARE FOOTAGE       TITLE          EXPIRATION
-----------------------------------------------     --------------       -----          ----------
EXECUTIVE OFFICE:
      Palm Beach, Florida.......................      5,300             Leased                2003

PRINCIPAL MANUFACTURING, PRINTING
    AND DISTRIBUTION FACILITIES:
      Brampton, Ontario.........................    174,500             Leased                2002
      Mt. Pocono, Pennsylvania..................    132,000              Owned
      Hoboken, New Jersey.......................    127,000             Leased                2009
      Granby, Quebec............................     99,800              Owned
      Mt. Olive, Illinois.......................     82,000             Leased                2004
      Edmonton, Alberta.........................     81,300             Leased                2006
      New York, New York........................     76,500             Leased                2002
      Conyers, Georgia..........................     71,300              Owned
      Calgary, Alberta..........................     65,100             Leased                2014
      Springfield, Massachusetts................     65,000             Leased                2004
      New York, New York........................     64,500             Leased                2007
      Santa Ana, California.....................     63,000             Leased                2009
      Long Island City, New York................     60,000             Leased                2014
      Mississauga, Ontario......................     60,000             Leased                2004
      New York, New York........................     50,000             Leased                1999
      Calgary, Alberta..........................     48,000             Leased                2004
      Brampton, Ontario.........................     44,200             Leased                2000
      Dorval, Quebec............................     42,500              Owned
      New York, New York........................     40,000             Leased                1999
      New York, New York........................     40,000             Leased                2002
      South River, New Jersey...................     38,400             Leased                2001
      Norfolk, Virginia.........................     31,700             Leased                2008
      Calgary, Alberta..........................     30,400             Leased                1999
      Norfolk, Virginia.........................     30,000              Owned
      Regina, Saskatchewan......................     28,300             Leased                2006
      Long Island City, New York................     27,000             Leased                1999
      Columbia, South Carolina..................     26,000             Leased                2000



         In addition to those facilities identified above, Workflow Management leases other offices, warehouses, manufacturing facilities and distribution centers across the United States and Canada.

         Workflow Management believes that its properties are adequate to support its operations for the foreseeable future. It is anticipated that the majority of the space coming up for lease maturity in 1999 will be renewed. However, in some instances, consolidation of properties will occur.

ITEM 3.  LEGAL PROCEEDINGS

         Under the terms of the Distribution Agreement entered into between the Company and U.S. Office Products in connection with the Strategic Restructuring Plan, the Company is obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the Distribution, including liabilities under federal securities laws (the "Indemnification Obligation"). This Indemnification Obligation is reduced by any insurance proceeds actually recovered in respect of the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products in connection with the Strategic Restructuring Plan.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On June 10, 1998, the shares of the Company's Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "WORK." Prior to June 10, 1998, there was no public market for the Common Stock. The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for the periods listed.


Fiscal Year ended April 24, 1999:

                                                       HIGH               LOW
                                                      ------             -----
First Quarter (June 10, 1998 - July 25, 1998)      $   11.00         $    6.13
Second Quarter                                          7.13              4.63
Third Quarter                                           7.88              5.00
Fourth Quarter                                         11.69              6.25


         On July 9, 1999, the Company had approximately 3,515 shareholders of record. The Company has never declared or paid any cash dividends. The Company does not anticipate declaring and paying cash dividends on the Common Stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Common Stock will be made by the Company's Board of Directors from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors. In addition, the Company's credit agreement with its principal lender expressly prohibits the payment of any cash dividends on the Common Stock without the lender's prior consent.

         The Company gives non-employee directors the option of receiving unregistered shares of Common Stock instead of cash director fees. During the Company's fiscal year ended April 24, 1999, the Company issued a total of 6,000 shares of its Common Stock to its non-employee directors. The aggregate market value of Common Stock issued to non-employee directors during the fiscal year, based on trading prices at the time of issuance, was $42,128. The issuance of these shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D, Rule 504.


ITEM 6.  SELECTED FINANCIAL DATA

         The historical Statement of Income Data for the fiscal years ended April 26, 1997, April 25, 1998 and April 24, 1999 ("Fiscal 1997", "Fiscal 1998"
and "Fiscal 1999", respectively) and the Balance Sheet Data at April 25, 1998 and April 24, 1999 have been derived from Workflow Management's consolidated financial statements that have been audited and are included elsewhere in this Form 10-K. The historical Statement of Income Data for the year ended December 31, 1995 and the four months ended April 30, 1996 and the Balance Sheet Data at April 26, 1997 have been derived from audited consolidated financial statements not included elsewhere in this Form 10-K. The historical Statement of Income Data for the year ended December 31, 1994 and the Balance Sheet Data at December 31, 1994 and 1995 and April 30, 1996 have been derived from unaudited consolidated financial statements which are not included elsewhere in this Form 10-K.

         The Selected Financial Data provided herein should be read in conjunction with the Company's historical financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA (1)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                         Four Months
                                                        Fiscal Year Ended                  Ended(2)          Year Ended (2)
                                            -----------------------------------------    -----------    ---------------------------
                                            April 24,        April 25,      April 26,     April 30,     December 31,   December 31,
                                              1999             1998          1997           1996          1995 (3)        1994
                                            ------------   ------------    ----------    -----------    ------------   ------------
STATEMENT OF INCOME DATA:

Revenues..............................  $     390,952  $      353,351  $     327,381  $     114,099      $  309,426     $  154,193
Cost of revenues......................        278,836         260,299        236,340         82,998         234,959        114,885
                                        -------------  --------------  -------------  -------------  --------------  -------------
       Gross profit...................        112,116          93,052         91,041         31,101          74,467         39,308

Selling, general and administrative
  expenses............................         86,298          73,492         70,745         22,441          61,938         32,003
Amortization expense..................            779             309            204             44              74             17
Restructuring costs...................                            872
Strategic restructuring plan costs....          3,818           1,750
Non-recurring acquisition costs.......                                         5,006
                                        -------------  --------------  -------------  -------------  --------------  -------------
       Operating income...............         21,221          16,629         15,086          8,616          12,455          7,288

Other (income) expense:
   Interest expense...................          5,106           2,210          4,561          1,676           5,370          2,048
   Interest income....................           (171)           (274)           (25)           (18)
   Other..............................           (167)           (258)           632           (151)             62            186
                                        -------------  --------------  -------------  -------------  --------------  -------------
Income before provision for (benefit
  from) income taxes and
  extraordinary items.................         16,453          14,951          9,918          7,109           7,023          5,054
Provision for (benefit from) income
  taxes (4)...........................          7,364           6,743          3,690          1,351             (33)           379
                                        -------------  --------------  -------------  -------------  --------------  -------------
Income before extraordinary items.....          9,089           8,208          6,228          5,758           7,056          4,675
Extraordinary items--losses on
  early terminations of credit
  facilities, net of income taxes (5).                                           798                            700
                                        -------------  --------------  -------------  -------------  --------------  -------------
Net income............................  $       9,089  $        8,208  $       5,430  $       5,758        $  6,356       $  4,675
                                        =============  ==============  =============  =============  ==============  =============

Net income per share:
   Basic:
     Income before extraordinary
        items.........................  $        0.65  $         0.51  $        0.52  $        0.56         $  0.90  $       0.77
     Extraordinary items..............                                          0.07                           0.09
                                        -------------  --------------  -------------  -------------  --------------  -------------
     Net income.......................  $        0.65  $         0.51  $        0.45  $        0.56         $  0.81  $       0.77
                                        =============  ==============  =============  =============  ==============  =============

   Diluted:
     Income before extraordinary
        items.........................  $        0.64  $         0.50  $        0.51  $        0.55         $  0.88  $       0.77
     Extraordinary items..............                                          0.07                           0.09
                                        -------------  --------------  -------------  -------------  --------------  -------------
     Net income.......................  $        0.64  $         0.50  $        0.44  $        0.55         $  0.79  $       0.77
                                        =============  ==============  =============  =============  ==============  =============


Weighted average shares outstanding:
   Basic..............................         14,077          15,941         12,003         10,333           7,875         6,075
   Diluted............................         14,139          16,257         12,235         10,547           8,003         6,094






                                             APRIL 24,      APRIL 25,       APRIL 26,      APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                1999           1998            1997         1996        1995 (2)         1994 (2)
                                          -------------  --------------  -------------  ------------   ------------   ------------
BALANCE SHEET DATA:

Working capital.......................  $      67,174  $       34,993  $      16,910  $      23,378      $  20,127        $8,583
Total assets..........................        238,572         148,046        125,108        117,949        120,630        51,357
Short-term debt payable to U.S.
  Office Products.....................                         13,536         23,622
Long-term debt, less current portion..        112,101           7,065          6,034         28,108         28,812         7,355
Long-term debt payable to U.S.
  Office Products.....................                         19,221            561
Stockholders' equity..................         64,433          59,491         47,780         29,120         24,719        12,889




                                                                                         FOUR MONTHS
                                                      FISCAL YEAR ENDED                   ENDED (2)           YEAR ENDED (2)
                                             ----------------------------------------    -----------   ----------------------------
                                             APRIL 24,      APRIL 25,       APRIL 26,      APRIL 30,   DECEMBER 31,   DECEMBER 31,
                                                1999           1998            1997          1996        1995 (3)       1994
                                             ----------   ------------  -------------    -----------   -------------  -------------
STATEMENT OF CASH FLOWS DATA:

EBITDA (6) ...........................  $      28,421  $       23,609  $      20,436  $      11,985       $  17,187         $9,023
Adjusted EBITDA (7)...................         32,239          26,231         25,442         11,985          17,187          9,023
Net cash provided by operating activities      25,283           4,506         19,679         11,118          11,112          6,073
Net cash used in investing activities.        (75,660)        (17,963)       (14,090)        (4,423)        (42,387)          (123)
Net cash provided by (used in) financing
   activities.........................         50,832          11,514         (4,716)        (7,083)         31,436         (5,325)
Net increase (decrease) in cash and cash
   equivalents........................            373          (1,934)           844           (388)            549            625


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

(2) Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results on years ending on December 31. Upon acquisition by U.S. Office Products and effective for Fiscal 1997, the Pooled Companies changed their year-ends from December 31 to conform to U.S. Office Products' fiscal year, which ended on the last Saturday in April. A four month fiscal transition period from January 1, 1996 through April 30, 1996 has been presented for the Company to conform its fiscal year-end.

(3) The results for the year ended December 31, 1995 include the results of Data Business Forms Limited, one of the Pooled Companies, from its date of incorporation on February 8, 1995.

(4) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

(5) Extraordinary items represent the losses associated with the early terminations of credit facilities at one Pooled Company, net of the related income tax benefits.

(6) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as income before extraordinary items plus the following: a) provision for income taxes, b) net interest expense, c) depreciation and d) amortization. EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis upon which the Company assesses its financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(7) "Adjusted EBITDA" reflects EBITDA adjusted to exclude the effect of the restructuring costs, strategic restructuring plan costs and non-recurring acquisition costs the Company expensed of $3,818, $2,622 and $5,006 in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Adjusted EBITDA is included in this Form 10-K because it is a basis upon which the Company assesses its financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW. Workflow Management's consolidated financial statements give retroactive effect to the seven business combinations accounted for under the pooling-of-interests method during the period from January 1997 through April 1997 (the "Pooled Companies") and include the results of the fifteen companies acquired in business combinations accounted for under the purchase method, each from its acquisition date (the "Purchased Companies"). Prior to their respective dates of acquisition by U.S. Office Products, the Pooled Companies reported results for years ended on December 31. Upon acquisition by U.S. Office Products and effective for Fiscal 1997, the Pooled Companies changed their year-ends from December 31 to conform with U.S. Office Products' fiscal year, which ended on the last Saturday of April. The following discussion should be read in conjunction with Workflow Management's consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.


RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of revenues for the Fiscal 1999, Fiscal 1998 and Fiscal 1997:




                                                                                   FISCAL YEAR ENDED
                                                                        ---------------------------------------
                                                                        APRIL 24,      APRIL 25,      APRIL 26,
                                                                           1999           1998         1997
                                                                        ---------      ---------      ---------
Revenues.........................................................         100.0%          100.0%         100.0%
Cost of revenues.................................................          71.3            73.7           72.2
                                                                        ---------      ---------      ---------
       Gross profit..............................................          28.7            26.3           27.8

Selling, general and administrative expenses.....................          22.1            20.8           21.6
Amortization expenses............................................           0.2             0.1            0.1
Restructuring costs..............................................                           0.2
Strategic restructuring plan costs...............................           1.0             0.5
Non-recurring acquisition costs..................................                                          1.5
                                                                        ---------      ---------      ---------
       Operating income..........................................           5.4             4.7            4.6

Interest expense, net............................................           1.3             0.6            1.4
Other (income) expense...........................................          (0.1)           (0.1)           0.2
                                                                        ---------      ---------      ---------
Income before provision for income taxes and extraordinary item..           4.2             4.2            3.0
Provision for income taxes.......................................           1.9             1.9            1.1
                                                                        ---------      ---------      ---------
Income before extraordinary item.................................           2.3             2.3            1.9
Extraordinary item--loss on early termination of credit
  facility, net of income taxes..................................                                          0.2
                                                                        ---------      ---------      ---------
Net income.......................................................           2.3%            2.3%           1.7%
                                                                        =========      =========      =========


CONSOLIDATED RESULTS OF OPERATIONS

   FISCAL YEAR ENDED APRIL 24, 1999 COMPARED TO FISCAL YEAR ENDED APRIL 25, 1998

         Consolidated revenues increased 10.6%, from $353.4 million for Fiscal 1998, to $391.0 million for Fiscal 1999. This increase was primarily due to acquisitions and internal growth in the Company's Integrated Business Services Division through increased sales to existing customers. Revenues for Fiscal 1999 include revenues from twelve companies acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 1999 (the "Fiscal 1999 Purchased Companies") for the period subsequent to their respective dates of acquisition.

         International revenues decreased 1.6%, from $127.9 million, or 36.2% of consolidated revenues, for Fiscal 1998, to $125.8 million, or 32.2% of consolidated revenues, for Fiscal 1999. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during Fiscal 1999. International revenues, when stated in the local currency, increased $10.0 million (Canadian) or 5.6% for Fiscal 1999 when compared to Fiscal 1998.

         Gross profit increased 20.5%, from $93.1million, or 26.3% of revenues, for Fiscal 1998, to $112.1 million, or 28.7% of revenues, for Fiscal 1999. The increase in gross profit was primarily due to the inclusion of the Fiscal 1999 Purchased Companies in the consolidated results of the Company and the additional gross profit generated from new customer accounts for envelopes and documents. The increase in gross profit as a percentage of revenues was due to the Fiscal 1999 Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company and increased gross profit percentages on commercial printing, envelope revenues and forms distribution.

         Selling, general and administrative expenses increased 17.4%, from $73.5 million, or 20.8% of revenues, for Fiscal 1998, to $86.3 million, or 22.1% of revenues, for Fiscal 1999. The increase in selling, general and administrative expenses was primarily due to the Fiscal 1999 Purchased Companies and the additional corporate overhead that was incurred during Fiscal 1999 as a result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products. This increase was partially offset by the benefits resulting from significant headcount reductions and cost saving measures employed by the Company during the end of Fiscal 1998. The increase in selling, general and administrative expenses as a percentage of revenues during Fiscal 1999 was primarily due to the additional corporate overhead incurred during the period.

         Amortization expense increased $470,000 from $309,000 for Fiscal 1998, to $779,000 for Fiscal 1999. This increase was exclusively due to the increased number of acquisitions accounted for under the purchase method that were included in the Company's results for Fiscal 1999 versus Fiscal 1998.

         The Company incurred expenses of approximately $3.8 million during Fiscal 1999 associated with U.S. Office Products' Strategic Restructuring Plan. Under GAAP, the Company was required to record a one-time, non-cash expense of approximately $3.0 million with a corresponding contribution to capital relating to the tender of stock options by Workflow Management employees in U.S. Office Products' equity tender offer at the Distribution Date. As a result of the Distribution, the Company also incurred an additional $750,000 in transaction costs during Fiscal 1999 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.

         Interest expense, net of interest income, increased 154.9%, from $1.9 million for Fiscal 1998, to $4.9 million for Fiscal 1999. This increase in net interest expense was due to the increased level of debt outstanding during Fiscal 1999 as a result of the Company securing a revolving credit facility which was used in part to pay off the Company's debt to U.S. Office Products at the Distribution Date and for subsequent borrowings for acquisition purposes.

         Other income decreased from $258,000 for Fiscal 1998, to $167,000 for Fiscal 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

         Provision for income taxes increased from $6.7 million for Fiscal 1998 to $7.4 million for Fiscal 1999, reflecting effective income tax rates of 45.1% and 44.8%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate, plus appropriate state and local taxes. In addition, the effective tax rates for both Fiscal 1998 and Fiscal 1999 were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.


  FISCAL YEAR ENDED APRIL 25, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 26, 1997

         Consolidated revenues increased 7.9%, from $327.4 million for Fiscal 1997 to $353.4 million for Fiscal 1998. This increase was primarily due to sales to a large new account, passing on increased product costs to customers, increasing sales to existing customers and the purchase acquisitions during Fiscal 1998. International revenues increased 5.3%, from $121.5 million, or 37.1% of consolidated revenues, for Fiscal 1997, to $127.9 million, or 36.2% of consolidated revenues, for Fiscal 1998. International revenues consisted exclusively of revenues generated in Canada.

         Gross profit increased 2.2%, from $91.0 million, or 27.8% of revenues, for Fiscal 1997 to $93.1 million, or 26.3% of revenues, for Fiscal 1998. This decrease in gross profit as a percentage of revenues was primarily due to inefficiencies related to the start-up period of a large new account.

         Selling, general and administrative expenses increased 3.9%, from $70.7 million, or 21.6% of revenues, for Fiscal 1997 to $73.5 million, or 20.8% of revenues, for Fiscal 1998. This decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to an increase in revenues combined with a decrease in executive compensation at the subsidiary level.

         Amortization expense increased $105,000 from $204,000 for Fiscal 1997, to $309,000 for Fiscal 1998. This increase was exclusively due to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for Fiscal 1998 versus Fiscal 1997.

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

         The Company incurred non-recurring acquisition costs of $5.0 million for Fiscal 1997 in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees. GAAP requires the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method of accounting.

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

         Provision for income taxes increased from $3.7 million for Fiscal 1997 to $6.7 million for Fiscal 1998, reflecting effective income tax rates of 37.2% and 45.1%, respectively. The lower effective tax rate for Fiscal 1997, compared to the federal statutory rate of 35.0% plus state taxes, is the result of certain of the companies included in the results not being subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations. The higher effective tax rate for Fiscal 1998, compared to the federal statutory rate of 35.0% plus state taxes, is a result of nondeductible goodwill amortization and nondeductible costs associated with the Strategic Restructuring Plan.

LIQUIDITY AND CAPITAL RESOURCES

         At April 24, 1999, the Company had cash of $607,000 and working capital of $67.2 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at April 24, 1999 was approximately $176.5 million.

         Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at April 24, 1999 primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the fiscal year and cash balances at a company acquired on April 22, 1999.

         Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $10.0 million for new equipment and maintenance, including any costs associated with compliance testing and technical upgrades to ensure that the Company's computer systems are Year 2000 compliant. See "--Year 2000 Issue" below.

          During Fiscal 1999, net cash provided by operating activities was $25.3 million. Net cash used in investing activities was $75.7 million, including $70.1 million used for acquisitions, $7.7 million used for capital expenditures and $2.0 million used for the issuance of notes receivable to officers which were all partially offset by the collection of $3.7 million in notes receivable from employees. Net cash provided by financing activities was $50.8 million, which included $96.8 million in net borrowings by the Company and a $6.3 million capital contribution by U.S. Office Products which were partially offset by $36.1 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan, $12.6 million paid to retire the Company's common stock and $3.5 million paid in deferred financing costs.

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

         Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 32.2% of the Company's total net sales in Fiscal 1999. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates.

         During the Fiscal 1999, the Canadian dollar weakened against the U.S. dollar ("USD"). The Canadian exchange rate averaged approximately $0.66 USD during Fiscal 1999 as it reached a low point of $0.63 USD during the fiscal year and declined from approximately $0.70 USD at April 25, 1998 to $0.68 USD at April 24, 1999. This resulted in a reduction in accumulated other comprehensive income, a component of stockholders' equity, of approximately $824,000, reflecting the impact of the declining exchange rate on the Company's investments in its Canadian subsidiary. The Company is currently reviewing certain hedge transaction options to mitigate the effect of currency fluctuations.

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

         The Distribution Agreement with U.S. Office Products called for an allocation of $45.6 million of debt by U.S. Office Products resulting in the forgiveness of $6.3 million, $2.5 million and $20.1 million of debt during Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively, which is reflected in the Company's financial statements as a contribution of capital by U.S. Office Products.

     The Company entered into a secured $150.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank (formerly Bankers Trust Company) and co-agented by the First National Bank of Chicago, Comerica Bank and Wachovia Bank, N.A. on June 9, 1998. A total of eleven banking institutions participate in the Credit Facility. The terms of the Credit Facility were amended and restated as of December 4, 1998 to increase the maximum amount available under the Credit Facility to $200.0 million. In addition, the Credit Facility includes a sublimit of $50.0 million available in Canadian borrowings. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including financial covenants which include a total debt to pro forma EBITDA maximum of 3.5 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. Workflow Management expects that the Credit Facility is adequate to fund working capital and capital expenditure needs. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility.

         The Company repaid the $45.6 million of debt owed to U.S. Office Products and other third party creditors at the Distribution Date with funds available under the Credit Facility during Fiscal 1999. At July 9, 1999, the Company had approximately $115.8 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.61%, and $84.2 million available under the Credit Facility for acquisitions and working capital purposes.

     On January 19, 1999, the Company issued approximately $4.9 million in subordinated unsecured notes with attached warrants (the "Subordinated Notes"). After the debt was structured by Wachovia Bank, N.A. with the intent to issue it to third parties, it was purchased by certain members of the Company's Management. The Company used the proceeds from the Subordinated Notes to repurchase and retire Company Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5.0 million of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon the structure provided and the analysis performed by Wachovia Bank, N.A., an independent lending institution which acted as the financial advisor to the Company, Workflow Management believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties.

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

         The following tables set forth certain unaudited quarterly financial data for Fiscal 1999 and Fiscal 1998 (in thousands, except for per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.



                                                                        FISCAL    1999   QUARTERS
                                                     ---------------------------------------------------------
                                                     FIRST       SECOND        THIRD       FOURTH        TOTAL
                                                     -----       ------        -----       ------        -----
Revenues....................................   $    90,485  $    90,100  $    95,542  $   114,825   $    390,952
Gross profit................................        24,537       25,127       28,003       34,449        112,116
Operating income............................         1,517        5,519        6,427        7,758         21,221
Net income..................................           208        2,712        2,941        3,228          9,089

Net income per share:
    Basic...................................   $      0.01  $      0.19  $      0.23  $      0.26   $       0.65
    Diluted.................................          0.01         0.19         0.23         0.26           0.64

Weighted average shares outstanding:
    Basic...................................        16,265       14,396       13,065       12,581         14,077
    Diluted.................................        16,475       14,396       13,069       12,616         14,139




                                                                         FISCAL 1998  QUARTERS
                                                    ----------------------------------------------------------
                                                    FIRST       SECOND       THIRD       FOURTH         TOTAL
                                                    -----       ------       -----       ------         ------
Revenues....................................   $    82,163  $    88,884  $    86,730  $    95,574     $  353,351
Gross profit................................        21,895       23,314       22,086       25,757         93,052
Operating income............................         4,975        4,842        4,395        2,417         16,629
Net income..................................         2,703        2,582        2,265          658          8,208

Net income per share:
    Basic...................................   $      0.19  $      0.18  $      0.13  $      0.04     $     0.51
    Diluted.................................          0.19         0.17         0.13         0.04           0.50

Weighted average shares outstanding:
    Basic...................................        14,171       14,715       17,017       17,846         15,941
    Diluted.................................        14,416       15,106       17,352       18,141         16,257



INFLATION

         The Company does not believe that inflation had a material impact on its results of operations during Fiscal 1997, Fiscal 1998 or Fiscal 1999.

NEW ACCOUNTING PRONOUNCEMENT

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000 ISSUE

          Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue" or "Year 2000").

         The Company has assessed the potential impact of the Year 2000 Issue on its systems and the systems of major vendors, major customers and third party service providers, and has commenced a process to remediate any non-compliance of its systems. With respect to its internal systems, the potential Year 2000 effects extend beyond the Company's information technology systems to its manufacturing systems and physical facilities. The Company has implemented a three-step approach to address Year 2000 which involves the following phases:
(i) Identification, (ii) Assessment and (iii) Remediation and Testing. The Company created a committee chaired by the Company's Chief Financial Officer and made up of its internal audit staff, Company key management and in-house management information systems (MIS) personnel to monitor progress of the Year 2000 Issue, including particularly assessment and remediation. The Year 2000 committee reports results of the assessment and remediation phases directly to the Company's audit committee which is comprised of two outside members from the Company's board of directors.

         The Company completed the identification phase of the Year 2000 Issue and has inventoried all internal systems, including information technology (IT) and non-IT systems, hardware, software and its proprietary software systems and services material to its operations that are potentially susceptible to Year 2000 problems. The Company also assessed compliance and prepared plans for completing remediation. In addition, the Company prepared and distributed vendor, supplier and customer compliance surveys to ascertain the Year 2000 readiness of its key suppliers and business partners.

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

         Based upon the assessment phase, the Company believes that the majority of its non-IT systems, including the Company's printing presses, security systems, time clocks and manufacturing facilities, are Year 2000 compliant. The Company believes that there are no significant uses of micro-processing oriented equipment within its manufacturing systems and that the cost to address any components deemed to be non-compliant is not material. Based on information provided by vendors and suppliers in the compliance surveys, the Company also believes that the vast majority of its vendors and customers who have responded to the Company's compliance surveys are Year 2000 compliant. The Company intends to work directly with its key vendors, suppliers and distributors to avoid any business interruptions due to the Year 2000 Issue. For major third-parties with known Year 2000 compliance issues, contingency plans have been developed and are expected to be fully implemented by the end of July 1999.

         In the remediation and testing phase, the Company deployed plans for elimination, upgrade, replacement or modification of non-compliant systems and test compliance. The Company completed the Year 2000 conversion and testing of its proprietary distribution software system (known as GetSmart) in November 1998 and completed the Year 2000 conversion and testing of its other proprietary software system and related services (known as Informa) in December 1998. The Company is in the final stages of completion regarding the remediation and testing phase for its other systems and believes that substantially all of its systems are Year 2000 compliant.

         If the Company and its customers, suppliers and vendors were not Year 2000 compliant by January 1, 2000, the most reasonably likely worst case scenario would be a temporary shutdown or cessation of distribution or manufacturing operations at one or more of the Company's facilities and a temporary inability of the Company to timely process customer orders and deliver products to customers. Any such shutdown could have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company's systems are not currently uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, the Company does not anticipate system wide failures as a result of the Year 2000 Issue. The Company's individual business units and Year 2000 committees are currently identifying and considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which would allow the Company to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

         The Company estimates that it will incur approximately $6.0 million of incremental expenses in connection with the Year 2000 Issue, of which approximately $5.6 million has been incurred to date. The Company anticipates funding future Year 2000 Issue costs with funds available from operations and the Company's credit facility with its senior lenders.

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

RECENT DEVELOPMENTS

ACQUISITIONS

         On June 3, 1999, the Company acquired Graphic Management Corporation, a commercial print broker located in Green Bay, Wisconsin, with approximate annual revenues of $29.6 million. The results of this acquisition will be included in the Company's consolidated results of operations from its date of acquisition.

INTEREST RATE SWAP

         On May 17, 1999, the Company entered into a three year interest rate swap agreement with Wachovia Bank, N.A. whereby the Company exchanged its variable interest rate on $10.0 million in Credit Facility debt for a fixed LIBOR of 5.605%. The Company may enter into additional interest rate swap agreements and explore other interest rate protection scenarios in the future as changes in the economy and interest rates warrant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 24, 1999.

         The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of their debt, the Company entered into an interest rate swap on May 17, 1999. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $10.0 million notional principal amount established in the swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
         STATEMENT SCHEDULE



                                                                                                                     PAGE
                                                                                                                     ----
CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Accountants........................................................................          F-1
   Consolidated Balance Sheet at April 24, 1999 and April 25, 1998..........................................          F-2
   Consolidated Statement of Income for the fiscal years ended April 24, 1999, April 25, 1998
     and April 26, 1997.....................................................................................          F-3
   Consolidated Statement of Stockholders' Equity for the fiscal years ended April 24, 1999,
     April 25, 1998 and April 26, 1997......................................................................          F-4
   Consolidated Statement of Cash Flows for the fiscal years ended April 24, 1999,
     April 25, 1998 and April 26, 1997......................................................................          F-5
   Notes to Consolidated Financial Statements...............................................................          F-7

FINANCIAL STATEMENT SCHEDULE

   Schedule for the fiscal years ended April 24, 1999, April 25, 1998 and April 26,1997:
       Schedule II - Valuation and Qualifying Accounts and Reserves.........................................         F-28


                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  of Workflow Management, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Workflow Management, Inc. and its subsidiaries at April 24, 1999 and April 25, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 24, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 15, 1999

                                    WORKFLOW MANAGEMENT, INC.
                                   CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         APRIL  24,      April 25,
                                                                                           1999            1998
                                                                                         ----------      ---------
       ASSETS
Current assets:
   Cash and cash equivalents......................................................  $         607         $  234
   Accounts receivable, less allowance for doubtful accounts of $4,481 and
     $2,859, respectively.........................................................         78,807         56,328
   Inventories....................................................................         36,152         32,655
   Notes receivable from officers.................................................          1,958
   Prepaid expenses and other current assets......................................          6,921          3,346
                                                                                    -------------  -------------
       Total current assets.......................................................        124,445         92,563

Property and equipment, net.......................................................         43,138         33,210
Notes receivable from employees...................................................                         3,703
Intangible assets, net............................................................         64,488         14,014
Other assets......................................................................          6,501          4,556
                                                                                    -------------  -------------
       Total assets...............................................................  $     238,572    $   148,046
                                                                                    =============  =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt................................................................  $       1,079       $  5,855
   Short-term payable to U.S. Office Products.....................................                        13,536
   Accounts payable...............................................................         34,712         25,370
   Accrued compensation...........................................................          9,391          4,916
   Other accrued liabilities......................................................         12,089          7,893
                                                                                    -------------  -------------
       Total current liabilities..................................................         57,271         57,570

Long-term debt....................................................................        107,223          7,065
Subordinated related party debt...................................................          4,878
Long-term payable to U.S. Office Products.........................................                        19,221
Deferred income taxes.............................................................          4,749          4,682
Other long-term liabilities.......................................................             18             17
                                                                                    -------------  -------------
       Total liabilities..........................................................        174,139         88,555
                                                                                    -------------  -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding................................................................
   Common stock, $.001 par value, 150,000,000 shares authorized,
       12,585,598 and no shares, respectively, issued and outstanding.............             13
   Additional paid in capital.....................................................         46,934
   Divisional equity..............................................................                        50,270
   Accumulated other comprehensive loss...........................................         (1,880)        (1,056)
   Retained earnings..............................................................         19,366         10,277
                                                                                    -------------  -------------
       Total stockholders' equity.................................................         64,433         59,491
                                                                                    -------------  -------------
       Total liabilities and stockholders' equity.................................  $     238,572   $    148,046
                                                                                    =============  =============



           See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                                 FISCAL YEAR ENDED
                                                              --------------------------------------------------
                                                                    APRIL 24,         APRIL 25,        APRIL 26,
                                                                        1999              1998           1997
                                                              ---------------   ---------------  ---------------
Revenues....................................................  $       390,952   $       353,351       $  327,381
Cost of revenues............................................          278,836           260,299          236,340
                                                              ---------------   ---------------  ---------------
       Gross profit.........................................          112,116            93,052           91,041

Selling, general and administrative expenses................           86,298            73,492           70,745
Amortization expense........................................              779               309              204
Restructuring costs.........................................                                872
Strategic restructuring plan costs..........................            3,818             1,750
Non-recurring acquisition costs.............................                                               5,006
                                                              ---------------   ---------------  ---------------
       Operating income.....................................           21,221            16,629           15,086

Other (income) expense:
   Interest expense.........................................            5,106             2,210            4,561
   Interest income..........................................             (171)             (274)             (25)
   Other....................................................             (167)             (258)             632
                                                              ---------------   ---------------- ---------------
Income before provision for income
  taxes and extraordinary item..............................           16,453            14,951            9,918
Provision for income taxes..................................            7,364             6,743            3,690
                                                              ---------------   ---------------  ---------------
Income before extraordinary item............................            9,089             8,208            6,228
Extraordinary item--loss on early termination
  of credit facility, net of income taxes...................                                                 798
                                                              ---------------   ---------------  ---------------
Net income..................................................  $         9,089   $         8,208        $   5,430
                                                              ===============   ===============  ===============


Net income per share:
   Basic:
       Income from before extraordinary item................  $          0.65   $          0.51        $    0.52
       Extraordinary item...................................                                                0.07
                                                              ---------------   ---------------  ---------------
       Net income...........................................  $          0.65   $          0.51        $    0.45
                                                              ===============   ===============  ===============

   Diluted:
       Income from before extraordinary item................  $          0.64   $          0.50        $    0.51
       Extraordinary item...................................                                                0.07
                                                              ---------------   ---------------  ---------------
       Net income...........................................  $          0.64   $          0.50        $    0.44
                                                              ===============   ===============  ===============



Weighted average shares outstanding:
   Basic....................................................           14,077            15,941           12,003
   Diluted..................................................           14,139            16,257           12,235






         See accompanying notes to consolidated financial statements.

                                    WORKFLOW MANAGEMENT, INC.
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN THOUSANDS, EXCEPT SHARES)




                                          Common Stock                                   Accumulated
                                     ---------------------    Additional                    Other
                                        Number                 Paid In    Divisional    Comprehensive       Retained
                                     of Shares      Amount     Capital       Equity     Income (Loss)       Earnings
                                     ------------   ------    ----------   ----------   -------------    --------------
Balance at April 30, 1996..........                    $           $        $   11,790    $    352        $   16,978
   Transactions of Pooled Companies:
     Retirement of common
         stock.....................                                               (477)
     Cash dividends................                                                                           (6,102)
     Undistributed earnings of
        subchapter
        S corporations.............                                             14,237                       (14,237)
   Capital contribution by U.S.
      Office Products..............                                             20,064
   Comprehensive income:
      Net income...................                                                                            5,430
      Foreign currency
        translation adjustment.....                                                           (255)

   Total comprehensive income

                                     ------------   -------    ----------   -----------  ------------     -------------

Balance at April 26, 1997                                                       45,614          97            2,069
   Issuance of U.S. Office
      Products common stock
      in conjunction with
      acquisition..................                                              2,112
   Capital contribution by U.S.
      Office Products..............                                              2,544
   Comprehensive income:
      Net income...................                                                                           8,208
      Foreign currency
        translation adjustment.....                                                          (1,153)

   Total comprehensive income
                                     ------------   -------    ----------   -----------  ------------     -------------
Balance at April 25, 1998..........                                              50,270      (2,056)         10,277







                                                                   Total         Total
                                                                Stocholders'  Comprehensive
                                                                   Equity        Income
                                                                 ------------  -------------

Balance at April 30, 1996...........                              $  29,120
   Transactions of Pooled Companies:
     Retirement of common
         stock......................                                   (477)
     Cash dividends.................                                 (6,102)
     Undistributed earnings of
        subchapter
        S corporations
   Capital contribution by U.S.
      Office Products...............                                 20,064
   Comprehensive income:
      Net income....................                                  5,430        $  5,430
      Foreign currency
        translation adjustment......                                   (255)           (255)
                                                                                     ------
   Total comprehensive income.......                                               $  5,175
                                                                                     ======
                                                                   ------------  ----------

Balance at April 26, 1997                                            47,780
   Issuance of U.S. Office
      Products common stock
      in conjunction with
      acquisition....................                                 2,112
   Capital contribution by U.S.
      Office Products.                                                2,544
   Comprehensive income:
      Net income.....................                                 8,208        $  8,208
      Foreign currency
        translation adjustment.......                                (1,153)         (1,153)
                                                                                   --------
   Total comprehensive income........                                              $  7,055
                                                                  ----------       ========

Balance at April 25, 1998............                                59,491





                                                     Common Stock                                    Accumulated
                                              ---------------------     Additional                      Other
                                                 Number                  Paid In      Divisional    Comprehensive      Retained
                                              of Shares        Amount     Capital       Equity     Income (Loss)       Earnings
                                             ------------     ------    ----------   ----------     -------------   --------------
   Balance at April 25, 1998.....                                                       50,270         (1,056)        10,277
   Compensation charge for
      options tendered in
      strategic restructuring....                                                        2,956
   Capital contribution by U.S.
      Office Products............                                                        6,295
   Distribution of common stock
      in strategic restructuring.             14,642,981        15         9,506       (59,521)
   Retirement of common
      stock......................             (2,066,259)       (2)      (12,636)
   Issuance of common stock
      to outside members of the
      board of directors.........                  6,000                      42
   Exercise of stock options, net
     of tax benefits.............                  2,876                      22
   Comprehensive income:
      Net income.................                                                                                      9,089
      Foreign currency
        translation adjustment...
   Total comprehensive income....                                                                        (824)
                                             -----------  ---------   ----------    ----------      ----------    -----------
Balance at April 24, 1999........             12,585,598   $    13    $   46,934     $               $ (1,880)   $    19,366
                                              ==========  =========   ==========    ==========      ==========    ===========

                                                  Total          Total
                                              Stockholders'  Comprehensive
                                                 Equity         Income
                                              -------------  -------------
   Compensation charge for
      options tendered in
      strategic restructuring.....                 2,956
   Capital contribution by U.S.
      Office Products.............                 6,295
   Distribution of common stock
      in strategic restructuring
   Retirement of common
      stock.......................               (12,638)
   Issuance of common stock
      to outside members of the
      board of directors..........                    42
   Exercise of stock options, net
     of tax benefits..............                    22
   Comprehensive income:
      Net income..................                 9,089      $  9,089
      Foreign currency
        translation adjustment....                  (824)         (824)
   Total comprehensive income.....                            $  8,265
                                               ---------      ========

Balance at April 24, 1999                      $  64,433
                                                =========


            See accompanying notes to consolidated financial statements.

                                    WORKFLOW MANAGEMENT, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (IN THOUSANDS)



                                                                                             FOR THE FISCAL YEAR ENDED
                                                                                ----------------------------------------------
                                                                                    APRIL 24,       APRIL 25,      APRIL 26,
                                                                                       1999            1998           1997
                                                                                ----------------------------------------------
Cash flows from operating activities:
   Net income..............................................................  $       9,089   $       8,208       $  5,430
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense.................................          7,033           6,722          5,982
     Compensation charge for options tendered in the strategic restructuring         2,956
     Other strategic restructuring plan costs, net of cash paid............         (1,750)          1,750
     Restructuring costs, net of cash paid.................................           (208)            467
     Non-recurring acquisition costs.......................................                                         5,006
     Amortization of deferred financing costs..............................            545                            487
     Deferred income taxes.................................................         (1,914)            (17)          (660)
     Gains on the disposal of assets.......................................           (224)
     Extraordinary losses .................................................                                           798
     Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
       Accounts receivable.................................................         (2,217)         (3,701)            25
       Inventories.........................................................          3,221          (5,561)        (3,175)
       Prepaid expenses and other current assets...........................            964             725            249
       Accounts payable....................................................         (1,743)         (2,738)         4,643
       Accrued liabilities.................................................          9,531          (1,349)           894
                                                                             -------------   -------------  -------------
           Net cash provided by operating activities.......................         25,283           4,506         19,679
                                                                             -------------   -------------  -------------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received.........................        (70,125)        (12,756)
   Additions to property and equipment.....................................         (7,696)         (4,442)        (9,450)
   Issuance of notes receivable from officers..............................         (1,958)
   Cash collection of notes receivable from employees......................          3,703
   Proceeds from the sale of investments, net..............................            230
   Cash received on the sale of property and equipment.....................            151             141          2,199
   Payments of non-recurring acquisition costs.............................                           (906)        (4,100)
   Other...................................................................             35                         (2,739)
                                                                             -------------   -------------  -------------
           Net cash used in investing activities...........................        (75,660)        (17,963)       (14,090)
                                                                             -------------   -------------  -------------

Cash flows from financing activities:
   Proceeds from credit facility borrowings................................        157,834
   Payments of credit facility borrowings..................................        (53,234)
   Proceeds from issuance of subordinated related party debt...............          4,878
   Payments of other long-term debt........................................         (7,475)         (3,638)       (23,135)
   Proceeds from issuance of other long-term debt..........................             29           1,771          1,178
   Proceeds from (payments of) short-term debt, net........................         (5,279)          2,263        (19,414)
   Retirement of common stock..............................................        (12,638)                          (477)
   Payments of deferred financing costs....................................         (3,544)
   Advances from (payments to) U.S. Office Products........................        (36,096)          8,574         24,183
   Capital contributed by U.S. Office Products.............................          6,295           2,544         20,064
   Payments of dividends at Pooled Companies...............................                                        (6,141)
   Payments to terminate credit facilities.................................                                          (974)
   Proceeds from issuance of common stock..................................             62
                                                                             -------------   -------------  -------------
           Net cash provided by (used in) financing activities.............         50,832          11,514         (4,716)
                                                                             -------------   -------------  -------------

Effect of exchange rates on cash and cash equivalents......................            (82)              9            (29)
                                                                             -------------   -------------  -------------

Net increase (decrease) in cash and cash equivalents.......................            373          (1,934)           844
Cash and cash equivalents at beginning of period...........................            234           2,168          1,324
                                                                             -------------   -------------  -------------
Cash and cash equivalents at end of period.................................  $         607   $         234    $     2,168
                                                                             =============   =============  =============

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS, EXCEPT SHARES)



                                                                                             FOR THE FISCAL YEAR ENDED
                                                                                ----------------------------------------------
                                                                                    APRIL 24,        APRIL 25,      APRIL 26,
                                                                                       1999            1998           1997
                                                                                ----------------------------------------------
Supplemental disclosures of cash flow information:
   Interest paid...........................................................    $    3,096        $    1,359        $  2,063
   Income taxes paid.......................................................    $    6,163        $    8,633        $  3,390


         The Company issued cash and common stock in connection with certain business combinations accounted for under the purchase method during Fiscal 1999 and Fiscal 1998. There were no business combinations accounted for under the purchase method in Fiscal 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:




                                                                                       FOR THE  FISCAL YEAR ENDED
                                                                                      ------------------------------
                                                                                        APRIL 24,      APRIL 25,
                                                                                           1999          1998
                                                                                      ------------    --------------
Accounts receivable...............................................................  $      20,547   $      2,257
Inventories.......................................................................          7,056            465
Prepaid expenses and other current assets.........................................          1,499            105
Property and equipment............................................................          9,075          2,748
Intangible assets.................................................................         50,074         13,269
Other assets......................................................................            128             (9)
Short-term debt...................................................................           (505)
Accounts payable..................................................................         (9,575)          (464)
Accrued liabilities...............................................................         (4,594)          (572)
Long-term debt....................................................................         (2,972)        (2,817)
Other long-term liabilities.......................................................           (608)          (114)
                                                                                    -------------  -------------
       Net assets acquired........................................................  $      70,125   $     14,868
                                                                                    =============  =============


The acquisitions were funded as follows:
U.S. Office Products' common stock................................................  $               $      2,112
Cash paid, net of cash received...................................................         70,125         12,756
                                                                                    -------------  -------------
       Total......................................................................  $      70,125   $     14,868
                                                                                    =============  =============



Noncash transactions:

o During Fiscal 1999, the Company issued 14,642,981 shares of Company Common Stock to the shareholders of U.S. Office Products Company under the Workflow Distribution.

o During Fiscal 1999, the Company accrued $1,188 as additional purchase consideration for earn-outs.



          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1--BACKGROUND

         Workflow Management, Inc. (the "Company" or "Workflow Management") is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,642,981 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date"). U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise.

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

         For periods prior to the Distribution Date, the consolidated financial statements reflect the assets, liabilities, divisional equity, revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. Upon the Distribution, divisional equity was reclassified to common stock and additional paid-in capital. In cases involving assets and liabilities not specifically identifiable to any particular business of U.S. Office Products, only those assets and liabilities transferred to the Company prior to the Distribution were included in the Company's separate consolidated balance sheet. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products incurred prior to the Distribution Date which were not directly related to these businesses. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated. Management believes these allocations were made on a reasonable basis.


NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFINITION OF FISCAL YEAR

         As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 1999", "Fiscal 1998" and "Fiscal 1997" refer to the Company's fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997, respectively. The Company's fiscal year-end is defined as the last Saturday in April.

RECLASSIFICATIONS

         Certain reclassifications have been made in the Fiscal 1997 and Fiscal 1998 financial statements to conform to the Fiscal 1999 presentation.

                    WORKFLOW MANAGEMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company's five largest customers accounted for 14.3% and 11.4% of the Company's revenues for Fiscal 1999 and Fiscal 1998, respectively. The Company's single largest customer accounted for 4.5% and 4.4% of revenues for Fiscal 1999 and Fiscal 1998, respectively.

INVENTORIES

         Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale. Inventory manufactured by the Company includes the cost of materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and their components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms. Gains and losses on the disposition of property and equipment are computed based upon the difference between the sales proceeds received and the net book value of the fixed asset at the date of the disposal.

INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method, and non-compete agreements. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, using a methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company also assesses long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to their net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at April 24, 1999.

         Substantially all goodwill is amortized on a straight-line basis over an estimated useful life of 40 years. Intangible assets associated with non-compete agreements are amortized using the straight-line method over the estimated useful lives of the agreements which are generally one to five years. Other intangibles primarily consist of customer lists which are amortized over the estimated useful lives of the agreements which are generally one to five years.

         Purchase price allocations for certain acquisitions have not been finalized. Therefore, the amount of goodwill could be adjusted within one year of the purchase.

                       WORKFLOW MANAGEMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


EARN-OUT AGREEMENTS

         Several of the acquisition agreements for the Company's Fiscal 1999 business combinations accounted for under the purchase method of accounting include earn-out provisions that could result in additional purchase consideration payable in the form of cash payments in subsequent periods dependent upon specific future operating performance criteria. The Company records additional purchase consideration under these earn-out provisions in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" ("APB 16"). As such, when the outcome of the contingency under the earn-out is determinable beyond a reasonable doubt, the Company records the expected earn-out payment as goodwill and accrues the earn-out as an accrued liability on the Company's balance sheet. The goodwill generated under earn-out agreements is prospectively amortized on a straight-line basis over the remaining estimated useful life of the goodwill associated with the respective business combination.

TRANSLATION OF FOREIGN CURRENCIES

         The financial statements include the results of the Company's Canadian operations which are translated from Canadian dollars, their functional currency, into U.S. dollars. Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average prevailing exchange rate during the year. Translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in income when realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The face amounts of the Company's credit facility, subordinated debt and other long-term debt, approximate their fair values.

INCOME TAXES

         Subsequent to the Distribution, the Company began recognizing and paying taxes as a separate legal entity. The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes.

         Prior to the Distribution and as a division of U.S. Office Products, the Company did not file separate federal income tax returns but rather was included in the federal income tax returns filed by U.S. Office Products and its subsidiaries from the respective dates that the entities within the Company were acquired by U.S. Office Products. Prior to the Distribution, for purposes of the consolidated financial statements, the Company's allocated share of U.S. Office Products' income tax provision was based on the "separate return" method. Certain companies acquired in pooling-of-interests transactions elected to be taxed as subchapter S corporations and, accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

TAXES ON UNDISTRIBUTED EARNINGS

         No provision is made for U.S. income taxes on earnings of the Company's Canadian subsidiary company which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings of this subsidiary. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign country.

COMPREHENSIVE INCOME

         Effective the beginning of Fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS
130. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.

                         WORKFLOW MANAGEMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


REVENUE RECOGNITION

         Revenue is recognized when title of goods passes to the buyer or upon completion of services provided to the customer. Returns of the Company's product are not considered material.

COST OF REVENUES

         Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of revenues. Delivery and occupancy costs are included in cost of revenues.

ADVERTISING COSTS

         The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $854, $899 and $1,410, respectively.

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

INTERNALLY DEVELOPED SOFTWARE

         Internal costs related to internally developed software such as internal salaries and supplies are expensed as incurred as a component of selling, general and administrative expenses. External costs related to internally developed software, such as outside programmers and consultants, are capitalized and expensed over the expected useful life of the software, normally three to five years.

RESTRUCTURING COSTS

         The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in Restructuring)."

NON-RECURRING ACQUISITION COSTS

         Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal, and investment banking fees, real estate and environmental assessments and appraisals and various regulatory fees. Generally accepted accounting principles ("GAAP") require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

 DISTRIBUTION RATIO

         At the date of Distribution, U.S. Office Products distributed to its shareholders one share of common stock of the Company for every 7 1/2 shares of U.S. Office Products common stock held by each respective shareholder. The share data reflected in the accompanying financial statements represents the historical share data for U.S. Office Products for the period or as of the date indicated, and retroactively adjusted to give effect to the one for 7 1/2 distribution ratio.

                         WORKFLOW MANAGEMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

         In Fiscal 1997, the Company issued 1,449,135 shares of U.S. Office Products common stock to acquire the Pooled Companies. The Pooled Companies and the number of shares issued are as follows:


                                                                NUMBER OF
                                                              SHARES ISSUED
                                                              -------------
SFI Corp.............................................            386,275
Hano Document Printers, Inc. ........................             97,525
United Envelope Co., Inc.*...........................            381,818
Data Business Forms Limited..........................            583,517
                                                              ----------
       Total shares issued...........................          1,449,135
                                                              ==========

--------

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

         The following presents the separate results, in each of the periods presented, of the Company (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                              WORKFLOW
                                             MANAGEMENT,  POOLED
                                               INC.       COMPANIES   COMBINED
                                             ----------   ---------   --------
For the fiscal year ended April 26, 1997
   Revenues............................... $   29,373  $  298,008   $  327,381
   Net income (loss)...................... $      (61) $    5,491   $    5,430

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


PURCHASE METHOD

         During Fiscal 1999, the Company made twelve acquisitions accounted for under the purchase method for an aggregate purchase price of $70,125, consisting entirely of cash. The total assets related to these acquisitions were $88,379, including intangible assets of $50,074. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Several of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquisitions. During Fiscal 1999, $351 of additional purchase consideration was paid by the Company in connection with these earn-out provisions, and another $1,188 has been accrued for these earn-out provisions at April 24, 1999. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at April 24, 1999.

The presentation below summarizes the Company's Fiscal 1999 acquisitions:


                                      PRINCIPAL                MONTH               OPERATING
      NAME OF ACQUISITION             LOCATION                ACQUIRED              DIVISION
------------------------------        ---------               --------        --------------------------

Penn-Grover Envelope Corp.        Long Island, NY            October  '98    Fulfillment
Danziger Graphics, Inc. and
  H. Roy Danziger, Inc.           Freeport, NY               October  '98    Integrated Business Services
Caltar, Inc.                      Santa Fe Springs, CA       November '98    Integrated Business Services
Direct Pro LLC                    New York, NY               November '98    Integrated Business Services
Premier Graphics, Inc.            Columbia, SC               February '99    Fulfillment
Pacific Admail, Inc.              Santa Ana, CA              February '99    Fulfillment
Superior Graphics, Inc.           New York, NY                  March '99    Integrated Business Services
Freedom Graphics Services, Inc.   Englewood, NJ                 March '99    Integrated Business Services
Sundog Printing Limited           Calgary, Alberta              March '99    Fulfillment
TLB, Inc.                         Lorton, VA                    April '99    Fulfillment
Eagle Envelope Co., Incorporated  New York, NY                  April '99    Fulfillment
Universal Folding Box, Co., Inc.  Hoboken, NJ                   April '99    Fulfillment



         During Fiscal 1998, the Company made two acquisitions accounted for under the purchase method for an aggregate purchase price of $14,868, consisting of 16,009 shares of U.S. Office Products' common stock with a market value of $2,112 and cash of $12,756. The total assets related to these acquisitions were $18,835, including intangible assets of $13,269. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

         The following presents the unaudited pro forma results of operations of the Company for Fiscal 1999 and Fiscal 1998 and includes the Company's consolidated financial statements and the results of the purchase acquisitions completed in Fiscal 1999 and Fiscal 1998 as if they had been made at the beginning of Fiscal 1998. The pro forma results of operations presented below include certain pro forma adjustments to reflect the amortization of intangible assets, elimination of all strategic restructuring plan costs, reductions in executive compensation of $5,175 and $4,872 for Fiscal 1999 and Fiscal 1998, respectively, at the acquired companies and the inclusion of a federal income tax provision on all earnings:



                                                     FOR THE
                                                  FISCAL YEAR ENDED
                                       -----------------------------------------
                                       APRIL 24, 1999             APRIL 25, 1998
                                       --------------             --------------
Revenues..........................      $     494,335             $    479,198
Net income........................             14,720                   15,491
Net income per share:
   Basic..........................      $        1.05             $       0.97
   Diluted........................               1.04                     0.95



       The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of Fiscal 1998 or the results which may occur in the future.

                        WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 5--RESTRUCTURING COSTS

         During Fiscal 1998, the Company's Canadian subsidiary recorded the costs of consolidating existing Company facilities located in Canada into other Canadian Company facilities, including the external costs and liabilities to close redundant Company facilities and severance costs related to the Company's employees. The following table sets forth the Company's accrued restructuring costs for the periods ended April 26, 1997, April 25, 1998 and April 24, 1999:



                                                                      FACILITY                     OTHER ASSET
                                                                    CLOSURE AND    SEVERANCE AND   WRITE-DOWNS
                                                                   CONSOLIDATION    TERMINATIONS      AND COSTS        TOTAL
                                                                   -------------   -------------   ------------        -----
Balance at April 26, 1997..................                         $         -     $        -       $      -         $     -
       Additions...........................                                 101            638            133             872
       Utilizations........................                                (101)          (241)          (133)           (475)
                                                                    -------------   -------------  -------------  ------------

Balance at April 25, 1998..................                                                397              -             397
       Utilizations........................                                               (208)             -            (208)
                                                                  --------------  -------------  -------------  --------------

Balance at April 24, 1999..................                       $            -  $         189       $      -          $  189
                                                                  ==============  =============  =============  ==============



NOTE 6--STRATEGIC RESTRUCTURING PLAN COSTS

         The Company incurred expenses of $3,818 during Fiscal 1999 associated with U.S. Office Products' Strategic Restructuring Plan. In connection with the Strategic Restructuring Plan, the Company was required to record a one-time, non-cash expense of $2,956 in Fiscal 1999 with a corresponding contribution to capital relating to the tender of stock options by Workflow Management employees in U.S. Office Products' equity tender offer at the Distribution Date. As a result of the Distribution, the Company also incurred an additional $862 in transaction costs during Fiscal 1999 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.

         The Company incurred expenses of $1,750 during Fiscal 1998 associated with the Strategic Restructuring Plan. As a result of the Workflow Distribution, U.S. Office Products allocated $1,000 to the Company for its share of the transaction costs (including legal, accounting, investment banking and financial advisory) and other fees incurred by U.S. Office Products in connection with the Strategic Restructuring Plan. In addition to the allocation by U.S. Office Products, the Company itself incurred an additional $750 in transaction costs during Fiscal 1998 relating to the Strategic Restructuring Plan for legal, accounting and financial advisory services and various other fees.


NOTE 7--INVENTORIES

         Inventories consist of the following:


                                      APRIL 24,                 APRIL 25,
                                        1999                      1998
                                     -----------               ------------

Raw materials.......................$    10,309                $   6,638
Work-in-process.....................      2,123                    1,379
Finished Goods......................     23,720                   24,638
                                     -----------               -----------
       Total inventories            $    36,152                $  32,655
                                     ===========               ===========

                        WORKFLOW MANAGEMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 8--PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                  APRIL 24,         APRIL 25,
                                                    1999             1998
                                                  ----------       ------------

Land............................................$     1,004            1,013
Buildings.......................................      4,749            4,755
Furniture and fixtures..........................     33,911           30,524
Computer equipment..............................     12,621            8,893
Warehouse equipment.............................     12,359            9,053
Equipment under capital leases..................      3,037            1,021
Leasehold improvements..........................      4,400            3,365
                                                  -----------      ------------
                                                     72,081           58,624
Less: Accumulated depreciation..................    (28,943)         (25,414)
                                                  -----------      ------------
Net property and equipment......................$    43,138        $  33,210
                                                  ===========      ============



Depreciation expense for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $6,254, $6,413 and $5,778, respectively.


NOTE 9--INTANGIBLE ASSETS

Intangible assets consist of the following:


                                                   APRIL 24,       APRIL 25,
                                                      1999          1998
                                                  ----------       ---------

Goodwill...................................     $    65,043       $  14,056
Non-compete agreements.....................             333             333
Other......................................             732             485
                                                  ----------       ---------
                                                     66,108          14,874
Less: Accumulated amortization.............          (1,620)           (860)
                                                  ----------       ---------
       Net intangible assets...............     $    64,488       $  14,014
                                                  ==========       =========


Amortization expense for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $779, $309 and $204, respectively.


NOTE 10--DEBT

SHORT-TERM DEBT

         Short-term debt consists of the following:


                                               APRIL 24,          APRIL 25,
                                                 1999               1998
                                              ----------        -----------

Current maturities of long-term debt........$     1,079           $  5,251
Other.......................................                           604
                                              ----------        -----------
       Total short-term debt............... $     1,079           $  5,855
                                              ==========        ===========

                          WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


LONG-TERM DEBT

         Long-term debt consists of the following:




                                                                               APRIL 24,             APRIL 25,
                                                                                  1999                 1998
                                                                               ----------           -----------

Revolving credit facility...................................................  $   104,600           $
Subordinated related party debt.............................................        4,878
Notes payable, secured by certain assets of the Company, weighted average
  interest rates of 6.30% and 8.74%, respectively...........................        1,319              12,011
Capital lease obligations, weighted average interest rates of 9.53%
  and 8.86%, respectively...................................................        2,383                 305
                                                                               -----------          -----------
                                                                                  113,180              12,316
Less: Current maturities of long-term debt..................................       (1,079)             (5,251)
                                                                               -----------          -----------
       Total long-term debt.................................................  $   112,101           $   7,065
                                                                               ===========          ===========


MATURITIES OF LONG-TERM DEBT

         Maturities on long-term debt, including capital lease obligations, are as follows:

 Fiscal year:
   2000......................................... $      1,079
   2001.........................................          568
   2002.........................................          436
   2003.........................................          376
   2004.........................................      105,008
   Thereafter...................................        5,713
                                                  -----------
       Total maturities of long-term debt....... $    113,180
                                                  ===========
REVOLVING CREDIT FACILITY

          The Company entered into a secured $150,000 revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank (formerly Bankers Trust Company) on June 9, 1998. The terms of the Credit Facility were amended and restated as of December 4, 1998 to increase the maximum amount available under the Credit Facility to $200,000. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company. The Credit Facility is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At April 24, 1999, the average rate of interest for funds borrowed against the Credit Facility was 6.84%. Interest expense for Fiscal 1999 relating to the Credit Facility was $3,551.

                       WORKFLOW MANAGEMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


SUBORDINATED RELATED PARTY DEBT

         On January 19, 1999, the Company issued $4,878 in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The Company used the proceeds from the Subordinated Notes to repurchase and retire Company Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5,000 of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon an analysis performed by Wachovia Bank, N.A., an independent lending institution acting as a financial advisor to the Company, Workflow Management believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties. Interest expense for Fiscal 1999 relating to the Subordinated Notes was $193. At April 24, 1999, no warrants had been issued on the Subordinated Notes.

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

         The long-term payable to U.S. Office Products primarily represents payments made by U.S. Office Products on behalf of the Company and a reasonable allocation by U.S. Office Products of certain general corporate expenses. Interest was allocated to the Company based upon the Company's average outstanding payable balance with U.S. Office Products at U.S. Office Products average interest rate during such period. U.S. Office Products allocated $1,319 of interest expense to the Company during Fiscal 1998. There was no significant amount of intercompany debt outstanding during prior periods and, therefore, no interest expense was allocated to the Company by U.S. Office Products during such periods.

         At the Distribution Date, U.S. Office Products allocated $30,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that became subsidiaries of the Company. The allocation included debt outstanding with third parties and the balance represented intercompany debt payable to U.S. Office Products. The debt payable to U.S. Office Products was repaid upon the completion of the Distribution with funds available under the Credit Facility.


NOTE 11--INCOME TAXES

         Domestic and foreign income before provision for income taxes and extraordinary items consist of the following:


                                                 FOR THE FISCAL YEAR ENDED
                                            -----------------------------------
                                            APRIL 24,    APRIL 25,    APRIL 26,
                                             1999          1998         1997
                                            --------     ---------    ---------

Domestic...............................  $     8,744  $     9,754  $      4,006
Foreign................................        7,709        5,197         5,912
                                            ---------    ---------    ---------
       Total...........................  $    16,453  $    14,951  $      9,918
                                            ========     =========    =========

                          WORKFLOW MANAGEMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The provision for income taxes consists of:

                                                   FOR THE FISCAL YEAR ENDED
                                             -----------------------------------
                                             APRIL 24,    APRIL 25,    APRIL 26,
                                               1999         1998        1997
                                             ----------    ---------    --------

Income taxes currently payable:
   Federal...............................  $     3,476  $     3,066     $  196
   State.................................        1,908        1,419        628
   Foreign...............................        3,894        2,275       3,526
                                             ----------    ---------    --------
                                                 9,278        6,760       4,350

Deferred income tax expense (benefit)....       (1,914)         (17)       (660)
                                             ----------    ---------    --------
       Total provision for income taxes... $     7,364  $     6,743     $ 3,690
                                            ===========    =========    ========


         Deferred taxes are comprised of the following:


                                                       APRIL 24,     APRIL 25,
                                                         1999         1998
                                                     ------------   -----------

Current deferred tax assets:
   Inventory.....................................  $     1,067         $  112
   Allowance for doubtful accounts...............        1,589            546
   Accrued liabilities...........................          393            710
                                                   -----------    -----------
       Total current deferred tax assets.........        3,049          1,368
                                                   -----------    -----------

Long-term deferred tax liabilities:
   Property and equipment........................       (3,986)        (3,701)
   Intangible assets.............................          (53)           144
   Other.........................................         (710)        (1,125)
                                                   -----------    -----------
       Total long-term deferred tax liabilities..       (4,749)        (4,682)
                                                   -----------    -----------
       Net deferred tax liability................  $    (1,700)     $  (3,314)
                                                   ===========    ===========


         The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:



                                                                    FOR THE FISCAL YEAR ENDED
                                                              ----------------------------------
                                                              APRIL 24,    APRIL 25,    APRIL 26,
                                                                1999         1998        1997
                                                              ---------    ---------    ---------
U.S. federal statutory rate.............................         34.7%        35.0%        35.0%
State income taxes, net of federal income tax benefit...          7.5          6.4          6.8
Subchapter S corporation income not subject to
  corporate level taxation..............................                                  (24.6)
Foreign earnings not subject to U.S. taxes..............        (16.3)       (13.2)       (21.4)
Nondeductible goodwill amortization.....................          0.6          0.7
Nondeductible acquisition costs/restructuring costs.....                       2.3         11.8
Foreign taxes...........................................         18.7         15.2         25.6
Other...................................................         (0.4)        (1.3)         4.0
                                                          -----------  -----------  -----------
Effective income tax rate...............................         44.8%        45.1%        37.2%
                                                          ===========  ===========  ===========



          Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.

                         WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 12--LEASE COMMITMENTS

         The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:


                                               CAPITAL           OPERATING
                                                LEASES            LEASES
                                               -------           ---------
Fiscal year:
   2000..................................  $       739           $   5,749
   2001..................................          641               5,406
   2002..................................          481               4,512
   2003..................................          391               3,853
   2004..................................          391               3,057
Thereafter...............................          358              10,226
                                               --------          ---------
Total minimum lease payments.............        3,001           $  32,803
                                                                 =========
Less: Amounts representing interest......         (618)
                                               --------
Present value of net minimum lease
  payments...............................  $     2,383
                                               ========

          Rent expense for all operating leases for Fiscal 1999, Fiscal 1998 and Fiscal 1997 was $6,188, $8,406 and $4,928, respectively.


NOTE 13--COMMITMENTS AND CONTINGENCIES

DISTRIBUTION

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

LITIGATION

         Under the terms of the agreement entered into between the Company and U.S. Office Products in connection with the Strategic Restructuring Plan (the "Distribution Agreement"), the Company is obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the Distribution, including liabilities under federal securities laws (the "Indemnification Obligation"). This Indemnification Obligation is reduced by any insurance proceeds actually recovered in respect of the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products in connection with the Strategic Restructuring Plan.

                        WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) are likely to be subject to the Company's Indemnification Obligation. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company. Thus, due to the preliminary nature of this action, it is not possible at this time to assess the outcome of the claims. In accordance with SFAS No. 5, "Accounting for Contingencies," no provision has been recorded in the accompanying financial statements.

         The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

POSTEMPLOYMENT BENEFITS

         The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 24, 1999 related to these agreements, as no change of control has occurred.


NOTE 14--EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLAN

         Effective January 24, 1997, the Company implemented the U.S. Office Products 401(k) Retirement Plan. Effective upon the Distribution, the Company adopted its own 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company may match a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. For Fiscal 1999, expense associated with the 401(k) Plan was $389.

         Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For Fiscal 1999, Fiscal 1998 and Fiscal 1997, the subsidiaries incurred expenses totaling $181, $136 and $481, respectively, related to these plans.

                       WORKFLOW MANAGEMENT, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 15--STOCKHOLDER'S EQUITY

EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 requires dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income.

                                                 FOR THE FISCAL YEAR ENDED
                                             -----------------------------------
                                             APRIL 24,    APRIL 25,    APRIL 26,
                                              1999           1998        1997
                                             ---------    ---------    --------
BASIC EARNINGS PER SHARE:

   Net income............................  $     9,089  $     8,208    $  5,430
                                           ===========  ===========    ========


   Weighted average number of
       common shares outstanding.........   14,076,680   15,940,804   12,003,450
                                           ===========  ===========  ===========

   Basic earnings per share..............  $      0.65  $      0.51    $    0.45
                                            ===========  =========== ===========


DILUTED EARNINGS PER SHARE:

   Net income............................  $     9,089  $     8,208    $   5,430
                                           ===========  ===========   ==========


   Weighted average number of:
       Common shares outstanding.........   14,076,680   15,940,804   12,003,450
       Potentially dilutive shares*......       62,069      316,153      231,320
                                           -----------  -----------  -----------
           Total.........................   14,138,749   16,256,957   12,234,770
                                           ===========  ===========  ===========

Diluted earnings per share...............  $      0.64  $      0.50      $  0.44
                                           ===========  ===========  ===========



* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive.

RETIREMENT OF COMPANY COMMON STOCK

         In August 1998, the Company's board of directors approved a stock repurchase program plan (the "Stock Repurchase Program") whereby the Company's management is authorized to repurchase and retire up to $15,000 of Company Common Stock. Under the program, Company Common Stock is bought by the Company at prevailing market prices at the time of the repurchase. During Fiscal 1999, a total of 2,066,259 shares of Company Common Stock had been purchased and retired at a cost of $12,638.

                        WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CAPITAL CONTRIBUTION BY U.S. OFFICE PRODUCTS

         During the Fiscal 1999, Fiscal 1998 and Fiscal 1997, U.S. Office Products contributed $6,295, $2,544 and $20,064 of capital to the Company, respectively. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $30,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of the Company.

EMPLOYEE STOCK PLANS

         Prior to the Distribution, certain employees of the Company participated in the U.S. Office Products 1994 Long-Term Incentive Plan ("USOP Plan") covering employees of U.S. Office Products. Upon the Distribution, the Company replaced the options to purchase shares of U.S. Office Products common stock held by its employees with options to purchase shares of common stock of the Company. In order to keep the Company employees that were option holders in the USOP Plan in the same economic position immediately before and after the Distribution, the number of U.S. Office Products' options held by Company personnel was multiplied by 1.556 and the exercise price of those options was divided by 1.556 for purposes of the replacement options. The vesting provisions and option period of the original grants were not changed. All option data reflected below has been retroactively restated to reflect the effects of the Distribution.

         U.S. Office Products, as the sole stockholder of the Company prior to the Distribution, approved the provisions of the Company's 1998 Stock Incentive Plan (the "Plan") that permit issuance of up to 30.0% of the outstanding shares of the Company's common stock immediately following the Distribution, which equals 4,387,580 shares, including the issuance of 600,000 shares of "incentive stock options" as that term is defined in the Internal Revenue Code, the options granted to Jonathan J. Ledecky, Thomas B. D'Agostino, Sr., executive officers and non-employee directors described below. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Non-qualified stock options and incentive stock options granted to employees generally are exercisable beginning one year from the date of grant in cumulative yearly amounts for periods ranging from one to four years and generally expire ten years from the date of the grant. The Company's Board of Directors adopted the Plan prior to the Distribution. As of April 24, 1999, 489,606 shares have been issued under the Plan.

                        WORKFLOW MANAGEMENT, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The Company accounts for options in accordance with APB Opinion No. 25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense was recognized for the options granted. Had compensation expense been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table.

         The pro forma results shown below reflect the impact of options granted in Fiscal 1999, Fiscal 1998 and Fiscal 1997.

                                         FOR THE FISCAL YEAR ENDED
                                     -------------------------------------
                                     APRIL 24,     APRIL 25,      APRIL 26,
                                      1999           1998           1997
                                     ---------     ---------      ---------
Net income:
  As reported......................  $  9,089      $  8,208        $ 5,430
  Pro forma........................  $  1,554      $  6,903        $ 5,184

Net income per share:
  As reported:
     Basic.........................  $   0.65      $   0.51        $  0.45
     Diluted.......................  $   0.64      $   0.50        $  0.44
  Pro forma:
     Basic.........................  $   0.11      $   0.43        $  0.43
     Diluted.......................  $   0.11      $   0.42        $  0.42


         The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.


                                               FOR THE FISCAL YEAR ENDED
                                       ---------------------------------------
                                       APRIL 24,      APRIL 25,      APRIL 26,
                                          1999           1998         1997
                                       ---------      ---------      ---------

Expected life of option..............  3.7 years      7.0 years      7.0 years
Risk free interest rate..............      5.59%          6.36%          6.66%
Expected volatility of the Workflow
   Management Stock..................      53.3%
Expected volatility of the U.S.
   Office Products Stock.............                     44.1%          44.0%

         The weighted-average fair value of options granted was $3.91, $6.37and $3.99 for Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively.

                        WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         The summary of option transactions follows:

                                    OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                    -------------------      -------------------
                                              WEIGHTED-                WEIGHTED-
                                              AVERAGE                   AVERAGE
                                              EXERCISE                 EXERCISE
                                    OPTIONS    PRICE         OPTIONS    PRICE
                                    --------  ---------      -------   ---------

Balance at April 30, 1996........
   Granted.......................   649,093  $   7.15
                                    --------

Balance at April 26, 1997........    649,093     7.15        291,153    $  6.86
   Granted.......................  1,225,375    11.78
   Exercised.....................   (114,106)    7.04
   Canceled......................    (66,539)   10.42
                                    ---------

Balance at April 25, 1998........  1,693,823    10.38        172,768       7.01
   Granted.......................  3,276,777     8.88
   Exercised.....................   (375,500)    9.41
   Canceled......................    (73,599)   10.97
                                    ---------

Balance at April 24, 1999........  4,521,501  $  9.36        294,806    $  8.73
                                   =========  =======      =========    =======



           The following table summarizes information about stock options outstanding at April 24, 1999:


                                                                  Options Outstanding           Options Exercisable
                                                      -----------------------------------    -----------------------------
                                                                     Weighted-
                                                                      Average      Weighted-                    Weighted-
                                                                     Remaining     Average                       Average
Range of                                                             Contractual   Exercise                      Exercise
 Prices                                                Options         Life         Price        Options          Price
----------                                            --------       -----------   ---------     -------        ----------
$  5.53  - $  7.38                                     502,749        8.52  years  $  6.90        198,377        $  6.87
$  9.00                                              3,083,790        9.13  years     9.00
$  9.75  - $11.68                                      415,400        8.05  years    10.05         28,105           9.88
$ 13.07  - $ 16.28                                     519,562        8.27  years    13.36         68,324          13.69
                                                      ---------                                 ---------
                                                     4,521,501        8.86  years  $  9.36        294,806        $  8.73
                                                   =============  ==============  =============  =============   ==========


         Under a service agreement entered into with Jonathan J. Ledecky, the Board of Directors of U.S. Office Products (the "USOP Board") agreed that Mr. Ledecky would receive from the Company a stock option for the Company's common stock as of the date of the Distribution. The USOP Board intended the option to be compensation for Mr. Ledecky's services as an employee of the Company. The option was to cover 7.5% of the outstanding Company Common Stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of common stock (other than with respect to stock splits or reverse stock splits). The total number of options issued to Mr. Ledecky in connection with this grant was 1,096,895 options with an exercise price equal to the closing sale price of the Company Common Stock on Nasdaq on the first day of post-Distribution trading, June 10, 1998 (the date of grant), which was $9.00 per share. These options vested immediately but could not be exercised by Mr. Ledecky for one year.

                        WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


         As of June 10, 1998, the Company granted an option for 1,096,895 shares representing 7.5% of the outstanding Company Common Stock determined as of the Distribution Date to Thomas B. D'Agostino, Sr., approximately 6% to certain executive officers and 15,000 shares to each non-employee director. The options were granted under the Plan and have a per share exercise price equal to the closing sale price of the Company Common Stock on Nasdaq on the first day of post-Distribution trading, June 10, 1998 (the date of grant), which was $9.00 per share. The options granted to Mr. D'Agostino vested immediately but could not be exercised for one year.


NOTE 16-SEGMENT REPORTING

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Generally, SFAS 131 uses a "management approach" to disclose financial and descriptive segment information and, thus, financial information is required by SFAS 131 to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 also requires related disclosures about products, geographic areas and major customers.

         The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Chief Financial Officer and the Company's Chief Operating Officers. Operating segments of the Company are defined primarily by the segment operation's core business function whether it is: a) the procurement and subsequent distribution of product to the customer or
b) the sale of an internally manufactured product to the customer. The Company has determined that its operating activities consist of two reportable operating segments: the Company's Integrated Business Services Division and the Company's Fulfillment Division.

         The Company's Integrated Business Services Division represents those subsidiaries of the Company that procure product and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Integrated Business Services Division also include transactions with customers utilizing the Company's proprietary GetSmart inventory and distribution system. The Company's Fulfillment Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Fulfillment Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Fulfillment Division also provides product to the Company's Integrated Business Services Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead, strategic restructuring plan costs or non-recurring acquisition costs by segment in assessing performance.

OPERATING SEGMENTS

         The following table sets forth information as to the Company's reportable operating segments:

                                                 FOR THE FISCAL YEAR ENDED
                                          --------------------------------------
                                            APRIL 24,     APRIL 25,    APRIL 26,
                                             1999           1998        1997
                                          -------------  ----------    ---------


REVENUES:
   Integrated Business Services
      Division...........................  $ 125,950      $ 104,479   $  91,506
   Fulfillment Division..................    274,968        255,456     243,166
   Intersegment..........................     (9,966)        (6,584)     (7,291)
                                          -------------  -----------   ---------
     Total...............................  $ 390,952      $ 353,351   $ 327,381
                                          =============  ===========   =========


OPERATING INCOME:
   Integrated Business Services
       Division..........................  $   8,969      $   5,098    $  4,511
   Fulfillment Division..................     23,287         14,560      16,015




   Corporate.............................    (11,035)        (3,029)     (5,440)
                                          -------------  -----------   ---------
     Total...............................  $  21,221      $  16,629    $ 15,086
                                          =============  ===========   =========

                                    WORKFLOW MANAGEMENT, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    FOR THE FISCAL YEAR ENDED
                                                --------------------------------
                                                APRIL 24,  APRIL 25,   APRIL 26,
                                                   1999      1998        1997
                                                --------- ----------  ----------
IDENTIFIABLE ASSETS (AT YEAR-END):
   Integrated Business Services Division...... $  64,190  $  28,813    $  22,149
   Fulfillment Division.......................   165,007    117,843      102,959
   Corporate..................................     9,375      1,390
                                                ---------  ---------  ----------
     Total.................................... $ 238,572  $ 148,046    $ 125,108
                                                =========  =========  ==========


DEPRECIATION AND AMORTIZATION:
   Integrated Business Services Division...... $   1,412  $   1,413    $     934
   Fulfillment Division.......................     5,543      5,309        5,048
   Corporate..................................        78
                                                ---------  ---------   ---------
     Total.................................... $   7,033  $   6,722     $  5,982
                                               ==========  =========   =========


CAPITAL EXPENDITURES:
   Integrated Business Services Division...... $   1,067  $   1,272     $  1,437
   Fulfillment Division.......................     5,882      3,170        8,013
   Corporate..................................       747
                                               ----------  ---------   ---------
     Total.................................... $   7,696  $   4,442     $  9,450
                                               ==========  =========   =========



GEOGRAPHIC SEGMENTS

         The following table sets forth information as to the Company's operations in its different geographic segments:

                                         FOR THE FISCAL YEAR ENDED
                                  -----------------------------------------
                                    APRIL 24,      APRIL 25,      APRIL 26,
                                     1999           1998            1997
                                  -------------  -------------   ----------


REVENUES:
   United States..................  $ 265,139    $ 225,435       $  205,910
   Canada.........................    125,813      127,916          121,471
                                  -------------  -------------  -----------
     Total........................  $ 390,952    $ 353,351       $  327,381
                                  =============  =============  ===========


OPERATING INCOME:
   United States.................   $  10,724    $  10,609       $    7,010
   Canada........................      10,497        6,020            8,076
                                  -------------  -------------  ------------
     Total.......................   $  21,221    $  16,629       $   15,086
                                  =============  =============  ============


IDENTIFIABLE ASSETS (AT YEAR-END):
   United States.................   $ 180,579    $  99,367       $   72,854
   Canada........................      57,993       48,679           52,254
                                  -------------  -------------  ------------
     Total.......................   $ 238,572    $ 148,046       $  125,108
                                  =============  =============  ============



NOTE 17--OTHER RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM OFFICERS

         In August 1998, the Company's board of directors approved a program under which the Company would extend both secured and unsecured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The secured notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized by both the stock purchased with these loan proceeds and an equal amount of pledged Company Common Stock personally owned by those management members participating in the program. The unsecured notes are full recourse promissory notes bearing interest at 6.75% per annum. Principal and interest are payable at maturity, September 1, 1999. The outstanding balance on the secured and unsecured notes at April 24, 1999, totaled $1,108 and $850, respectively.

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

                         WORKFLOW MANAGEMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


LEASE FOR INTEGRATED BUSINESS SERVICES DIVISION ADMINISTRATIVE OFFICES

         On December 21, 1998, the Company's Integrated Business Services Division entered into a lease with an entity owned and controlled by an executive officer of the Company for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged to parties not affiliated with the Company.

ACQUISITION OF DIRECT PRO LLC

         On November 30, 1998, the Company acquired all of the outstanding membership interests of Direct Pro LLC, a New York limited liability company for an aggregate purchase price of $7,039 consisting entirely of cash. Prior to its acquisition by the Company, Direct Pro LLC was 66 2/3% owned by an entity owned and controlled by certain members of the Company's management, including one executive officer of the Company. The acquisition agreement with Direct Pro LLC contained an earn-out provision that could result in additional purchase consideration payable over the three-year period subsequent to the acquisition, dependent upon the future earnings of Direct Pro LLC. During Fiscal 1999, $151was paid by the Company in connection with this earn-out agreement and another $350 has been accrued for this earn-out provision at April 24, 1999.

TRANSACTIONS WITH KAUFMAN & CANOLES

         The Company has retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James II, a Director of the Company, is the President, a director and a shareholder of Kaufman & Canoles. During Fiscal 1999, the Company paid $1,341 in fees to Kaufman & Canoles for legal services.

NOTES RECEIVABLE FROM EMPLOYEES

         The Company had outstanding promissory notes receivable due from two employees at April 25, 1998 which earned interest at a rate of approximately 7.0% per annum. The employees repaid the outstanding principal amount of the promissory notes, with accrued interest, during Fiscal 1999.


NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following presents certain unaudited quarterly financial data for Fiscal 1999 and Fiscal 1998. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.



                                                                      FISCAL 1999 QUARTERS
                                                     -----------------------------------------------------------
                                                     FIRST       SECOND        THIRD       FOURTH          TOTAL
                                                     -----       ------        -----       ------          -----
Revenues....................................      $ 90,485    $ 90,100       $ 95,542    $ 114,825     $ 390,952
Gross profit................................        24,537      25,127         28,003       34,449       112,116
Operating income............................         1,517       5,519          6,427        7,758        21,221
Net income..................................           208       2,712          2,941        3,228         9,089

Net income per share:
    Basic...................................      $   0.01    $   0.19       $   0.23    $    0.26     $    0.65
    Diluted.................................          0.01        0.19           0.23         0.26          0.64

Weighted average shares outstanding:
    Basic...................................        16,265      14,396         13,065       12,581        14,077
    Diluted.................................        16,475      14,396         13,069       12,616        14,139


                                    WORKFLOW MANAGEMENT, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     FISCAL 1998 QUARTERS
                                                     -----------------------------------------------------------
                                                     FIRST       SECOND        THIRD       FOURTH          TOTAL
                                                     -----       -----         ----        ------          -----
Revenues....................................      $  82,163    $  88,884    $  86,730    $  95,574     $  353,351
Gross profit................................         21,895       23,314       22,086       25,757         93,052
Operating income............................          4,975        4,842        4,395        2,417         16,629
Net income..................................          2,703        2,582        2,265          658          8,208

Net income per share:
    Basic...................................      $    0.19    $    0.18    $    0.13    $    0.04     $     0.51
    Diluted.................................           0.19         0.17         0.13         0.04           0.50

Weighted average shares outstanding:
    Basic...................................         14,171       14,715       17,017       17,846         15,941
    Diluted.................................         14,416       15,106       17,352       18,141         16,257



NOTE 19--SUBSEQUENT EVENTS

BUSINESS COMBINATIONS

         On June 3, 1999, the Company completed one business combination which was accounted for under the purchase method of accounting for an aggregate purchase price of approximately $9,783 consisting entirely of cash. The acquisition agreement contained an earn-out provision that could result in additional purchase consideration payable over the five-year period subsequent to the acquisition, dependent upon the future earnings of the acquisition. The total assets related to this acquisition were approximately $12,671, including goodwill and other intangible assets of approximately $9,490. The results of this acquisition will be included in the Company's results from its date of acquisition.

INTEREST RATE SWAP

         On May 17, 1999, the Company entered into a three year interest rate swap agreement with Wachovia Bank, N.A. whereby the Company exchanged its variable interest rate on $10.0 million in Credit Facility debt for a fixed LIBOR of 5.605%.

                           WORKFLOW MANAGEMENT, INC.
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   FOR THE FISCAL YEARS ENDED APRIL 26, 1997, APRIL 25, 1998 AND APRIL 24, 1999
                               (IN THOUSANDS)




                                                   BALANCE AT  CHARGED TO    CHARGED TO                                  BALANCE
                                                   BEGINNING    COSTS AND      OTHER                                   AT END OF
DESCRIPTION                        DATE            OF PERIOD    EXPENSES     ACCOUNTS        DEDUCTIONS      DATE        PERIOD
-----------                       -----            ----------  ----------    -----------     ----------      ----     -----------
Allowance for doubtful
    accounts..................   April 30, 1996    $   1,993   $  1,394    $                $(1,556)(a) April 26, 1997   $ 1,831
                                 April 26, 1997        1,831      1,200        5(b)            (177)(a) April 25, 1998     2,859
                                 April 25, 1998        2,859      1,831      630(b)            (839)(a) April 24, 1999     4,481

Accumulated amortization
    of intangibles............   April 30, 1996    $     397   $    204    $                $           April 26, 1997   $   601
                                 April 26, 1997          601        309                         (50)(c) April 25, 1998       860
                                 April 25, 1998          860        779                         (19)(c) April 24, 1999     1,620


(a)      Represents write-offs of uncollectible accounts receivable
(b)      Allowance for doubtful accounts acquired in purchase acquisitions
(c)      Represents write-offs of intangible assets

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                              PART III

         The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 1999 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

         The 1999 Proxy Statement will be filed within 120 days after the end of the Company's 1999 fiscal year, as required by General Instruction G(3).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to directors of the Company and compliance with
Section 16(a) of the Exchange Act will be set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company will be set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding compensation of officers and directors of the Company will be set forth in the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of certain of the Company's securities will be set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with the Company will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         a.       Financial Statements and Schedules:

                  1.       Financial Statements (See Item 8. hereof.)

                  2.       Financial Statement Schedules (See Item 8. hereof.)

         b.       Reports on Form 8-K during the quarter ended April 24, 1999:
                  None

         c.       Exhibits

                  The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

                             SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Palm Beach, State of Florida, on July 20, 1999.


                                            WORKFLOW MANAGEMENT, INC.


                                    By:    /s/ Thomas B. D'Agostino
                                           -------------------------
                                               President, Chairman and Chief
                                               Executive Officer


         In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes and appoints Thomas B. D'Agostino and Steven
R. Gibson and each of them individually, his true and lawful attorney-in fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.




               SIGNATURE                                   TITLE                             DATE
               ---------                                   -----                             ----
                                         Chairman of the Board, Chief Executive          July 20, 1999
/s/ Thomas B. D'Agostino                 Officer, President, Director (Principal
------------------------------           Executive Officer)
Thomas B. D'Agostino



/s/ Steven R. Gibson                     Executive Vice President, Chief Financial       July 20, 1999
------------------------------           Officer, Treasurer, Secretary (Principal
Steven R. Gibson                         Financial Officer and Principal
                                         Accounting Officer)

/s/ Thomas A. Brown, Sr.                 Director                                        July 20, 1999
------------------------------
Thomas A. Brown, Sr.


/s/ Gus J. James, II                     Director                                        July 20, 1999
------------------------------
Gus J. James, II


/s/ Roger J. Pearson                     Director                                        July 20, 1999
------------------------------
Roger J. Pearson

/s/ F. Craig Wilson                      Director                                        July 20, 1999
------------------------------
F. Craig Wilson





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

3.3             Amended and  Restated  Bylaws of the  Company.  (Incorporated  by  reference to the        *
                Registrant's  Form 10-Q/A,  Commission File No. 0-24383,  previously filed with the
                Commission on April 9, 1999).

4.1             Form of certificate  representing shares of Common Stock (Incorporated by reference        *
                to  the  Registrant's  Form  S-1,  Commission  File  No.  333-46535,   as  amended,
                previously filed with the Commission).

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

10.5            Agreement   dated  as  of  January  24,  1997  between  SFI  Corp.  and  Thomas  B.        *
                D'Agostino.  (Incorporated  by reference to the Registrant's  Form S-1,  Commission
                File No. 333-46535, as amended, previously filed with the Commission).

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

10.15           Form of Software Source Code License  Agreement between Workflow  Management,  Inc.       *
                and  U.S.  Office  Products  Company  for  Imagenet  technology.  (Incorporated  by reference to the Registrant's Form S-1, Commission File No. 333-46535,  as amended, previously filed with the Commission).

10.16           Employment  Agreement dated June 11, 1998,  between Workflow  Management,  Inc. and       *
                Thomas B. D'Agostino.  (Incorporated  by reference to the  Registrant's  Form 10-K,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on July 24,
                1998.)

10.17           Stock Option Award  Agreement dated June 10,  1998,  between  Workflow  Management,       *
                Inc. and Jonathan J. Ledecky.  (Incorporated by reference to the Registrant's  Form
                10-K,  Commission  File No. 0-24383,  previously  filed with the Commission on July
                24, 1998.)

10.18           Stock Option Award  Agreement dated June 10,  1998,  between  Workflow  Management,       *
                Inc. and Thomas B.  D'Agostino.  (Incorporated  by  reference  to the  Registrant's
                Form 10-K,  Commission  File No. 0-24383,  previously  filed with the Commission on
                July 24, 1998.)

10.19           Form Secured  Promissory  Note for Executive Stock Loan Program.  (Incorporated  by       *
                reference to the Registrant's  Form 10-Q,  Commission File No. 0-24383,  previously filed with the Commission on December 8, 1998.)

10.20           Form Unsecured  Promissory Note for Executive Stock Loan Program.  (Incorporated by       *
                reference to the Registrant's  Form 10-Q,  Commission File No. 0-24383,  previously filed with the Commission on December 8, 1998.)

10.21           Form  Pledge   Agreement  for  Executive  Stock  Loan  Program.   (Incorporated  by       *
                reference to the Registrant's  Form 10-Q,  Commission File No. 0-24383,  previously filed with the Commission on December 8, 1998.)

10.22           Stock Purchase Agreement dated October 5, 1998 between Workflow  Management,  Inc.,       *
                Penn-Grover  Envelope Corp. and Stuart  Grover.  (Incorporated  by reference to the
                Registrant's  Form 10-Q,  Commission  File No. 0-24383,  previously  filed with the
                Commission on December 8, 1998.)

10.23           Stock  Purchase  Agreement  dated  October 21, 1998 between SFI of  Delaware,  LLC,       *
                Danziger Graphics,  Inc., H. Roy Danziger,  Inc., Robert Danziger and Roy Danziger.
                (Incorporated  by  reference to the  Registrant's  Form 10-Q,  Commission  File No.
                0-24383, previously filed with the Commission on December 8, 1998.)

10.24           Stock  Purchase  Agreement  dated  November 30, 1998 between SFI of Delaware,  LLC,       *
                Caltar,  Inc., Jack Tarr and the Tarr Family Trust.  (Incorporated  by reference to the Registrant's Form 10-Q, Commission File No. 0-24383,  previously filed with the
                Commission on December 8, 1998.)

10.25           Stock  Purchase  Agreement  dated  November 30, 1998 between  Workflow  Management,       *
                Inc.,  Direct Pro LLC, Robert Sands, TLG Realty LLC,  Richard  Schlanger and Robert
                Fishbein.  (Incorporated  by reference to the  Registrant's  Form 10-Q,  Commission
                File No. 0-24383, previously filed with the Commission on December 8, 1998.)

10.26           Stock Purchase Agreement dated February 5, 1999, among Workflow  Management,  Inc.,       *
                Premier  Graphics,  Inc.,  Stanley L. Pippin,  Michael D. Snyder and Dean J. Murry.
                (Incorporated  by  reference to the  Registrant's  Form 10-Q,  Commission  File No.
                0-24383, previously filed with the Commission on March 8, 1999.)

10.27           Stock Purchase Agreement dated February 12, 1999, among Workflow Management,  Inc.,       *
                Pacific-Admail,  Inc., James G. Corey and Sharon Corey.  (Incorporated by reference to the Registrant's Form 10-Q,  Commission File No. 0-24383,  previously filed with the Commission on March 8, 1999.)

10.28           Amendment  and  Restatement  of Credit  Agreement  dated  December  4,  1998  among       *
                Workflow Management,  Inc., Data Business Forms Limited,  Bankers Trust Company, as
                Agent,  and certain other lenders.  (Incorporated  by reference to the Registrant's
                Form 10-Q,  Commission  File No. 0-24383,  previously  filed with the Commission on
                March 8, 1999.)

10.29           Subscription  Agreement dated January 19, 1999 between  Workflow  Management,  Inc.       *
                and the  Thomas  B.  and  Elzbieta  D'Agostino  1997  Charitable  Remainder  Trust.
                (Incorporated  by  reference to the  Registrant's  Form 10-Q,  Commission  File No.
                0-24383, previously filed with the Commission on March 8, 1999.)

10.30           Subscription  Agreement dated January 19, 1999 between  Workflow  Management,  Inc.       *
                and Richard M.  Schlanger.  (Incorporated  by  reference to the  Registrant's  Form
                10-Q,  Commission File No. 0-24383,  previously  filed with the Commission on March
                8, 1999.)

10.31           Subscription  Agreement dated January 19, 1999 between  Workflow  Management,  Inc.       *
                and Robert  Fishbein.  (Incorporated  by reference to the  Registrant's  Form 10-Q,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on March 8,
                1999.)

10.32           12%  Subordinate  Promissory  Note dated  January 19, 1999 and form Warrant made by       *
                Workflow  Management,  Inc. and held by the Thomas B. and Elzbieta  D'Agostino 1997
                Charitable  Remainder Trust.  (Incorporated  by reference to the Registrant's  Form
                10-Q,  Commission File No. 0-24383,  previously  filed with the Commission on March
                8, 1999.)

10.33           12%  Subordinate  Promissory  Note dated  January 19, 1999 and form Warrant made by       *
                Workflow  Management,  Inc.  and held by Richard  M.  Schlanger.  (Incorporated  by reference to the Registrant's  Form 10-Q,  Commission File No. 0-24383,  previously filed with the Commission on March 8, 1999.)

10.34           12%  Subordinate  Note dated  January  19, 1999 and form  Warrant  made by Workflow       *
                Management,  Inc. and held by Robert  Fishbein.  (Incorporated  by reference to the
                Registrant's  Form 10-Q,  Commission  File No. 0-24383,  previously  filed with the
                Commission on March 8, 1999.)

10.35           Lease Agreement  dated December 21, 1998 between D&C LLC and SFI of Delaware,  LLC.       *
                (Incorporated  by  reference to the  Registrant's  Form 10-Q,  Commission  File No.
                0-24383, previously filed with the Commission on March 8, 1999.)

10.36           Lease and Option Agreement dated January 8, 1999 between Workflow Management,  Inc.       *
                and FJK-TEEJAY  Limited.  (Incorporated by reference to the Registrant's Form 10-Q,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on March 8,
                1999.)

10.37           Agreement dated December 30, 1998, among Nationsbank,  N.A.,  Workflow  Management,       *
                Inc. and FJK-TEEJAY  Limited.  (Incorporated by reference to the Registrant's  Form
                10-Q,  Commission File No. 0-24383,  previously  filed with the Commission on March
                8, 1999.)

10.38           Severance Agreement dated January 19, 1999, between Workflow  Management,  Inc. and       *
                Thomas B. D'Agostino.  (Incorporated  by reference to the  Registrant's  Form 10-Q,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on March 8,
                1999.)

10.39           Severance Agreement dated January 19, 1999, between Workflow  Management,  Inc. and       *
                Steven R.  Gibson.  (Incorporated  by  reference  to the  Registrant's  Form  10-Q,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on March 8,
                1999.)

10.40           Severance Agreement dated January 19, 1999, between Workflow  Management,  Inc. and       *
                Claudia  S.  Amlie.  (Incorporated  by  reference  to the  Registrant's  Form 10-Q,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on March 8,
                1999.)

10.41           Severance Agreement dated January 19, 1999, between Workflow  Management,  Inc. and       *
                Thomas B.  D'Agostino,  Jr.  (Incorporated  by reference to the  Registrant's  Form
                10-Q,  Commission File No. 0-24383,  previously  filed with the Commission on March
                8, 1999.)

10.42           Severance Agreement dated January 19, 1999, between Workflow  Management,  Inc. and       *
                Richard M. Schlanger.  (Incorporated  by reference to the  Registrant's  Form 10-Q,
                Commission  File No.  0-24383,  previously  filed with the  Commission  on March 8,
                1999.)

**10.45         Purchase  Agreement  dated March 1, 1999 between Data Business Forms Limited,  Dale
                A. Hodgson, Sundog Printing Limited and 408446 Alberta, Inc.

**10.46         Purchase  Agreement  dated March 1, 1999 between Data Business Forms  Limited,  Ray
                Remenda, Sundog Printing Limited and 517244 Alberta, Ltd.

**10.47         Stock  Purchase  Agreement  dated March 18, 1999 between SFI of Delaware,  LLC, JWC
                Acquisition Corp., Superior Graphics, Inc., Wesley Cheringal and John Cheringal.

**10.48         Stock  Purchase  Agreement  dated  February 26, 1999 between  Workflow  Management,
                Inc.,  Workflow  Management  Acquisition  Corp.,  Universal Folding Box Co., Inc. ,
                Sanford L. Batkin and the Sanford L. Batkin Annuity Trust.

**10.49         Stock Purchase  Agreement dated June 2, 1999 between SFI of Delaware,  LLC, Graphic
                Management  Corporation,  Roger Kimps,  Starlene  Kimps,  Rebecca Kaye,  Rachael A.
                Kimps, and Ryan M. Kimps.

**10.50         Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Thomas B. D'Agostino, Sr.

**10.51         Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Steven R. Gibson.

**10.52         Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Claudia S. Amlie.

**10.53         Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Thomas B. D'Agostino, Jr.

**10.54         Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Richard M. Schlanger.

**10.55         Severance Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Thomas B. D'Agostino, Jr.

**10.56         Severance Agreement dated April 1, 1999, between Workflow Management, Inc. and
                Richard M. Schlanger.

**10.57         Employment Agreement, dated June 1, 1999, between Workflow Management, Inc. and
                Frederick Shaw.

**21.1          Subsidiaries of the Registrant.

**23.1          Consent of PricewaterhouseCoopers LLP

**24.1          Power of Attorney (appears on signature page hereto)

**27.1          Financial Data Schedule


-----------------------------------------------------------

   * (Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

   **    Filed herewith.