Form 10-Q
period 1999-07-24
WORKFLOW MANAGEMENT INC
filed 1999-09-03
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 24, 1999

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from --------------------- to

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ .

         As of August 24, 1999, there were 12,621,894 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet.......................................3
              July 24, 1999 (unaudited) and April 24, 1999

           Consolidated Statement of Income (unaudited).....................4
              For the three months ended July 24, 1999 and July 25, 1998

           Consolidated Statement of Cash Flows (unaudited).................5
              For the three months ended July 24, 1999 and July 25, 1998

           Notes to Consolidated Financial Statements (unaudited)...........7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.......23


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................24


Signatures.................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       July 24,       April 24,
   ASSETS                                                                                1999            1999
   ------                                                                           ------------    ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $        626    $        607
   Accounts receivable, less allowance for doubtful
     accounts of $4,363 and $4,481, respectively                                          72,515          78,807
Inventories                                                                               37,296          36,152
   Notes receivable from officers                                                          1,938           1,958
   Prepaid expenses and other current assets                                               8,428           6,921
                                                                                    ------------    ------------
       Total current assets                                                              120,803         124,445

Property and equipment, net                                                               44,398          43,138
Intangible assets, net                                                                    76,899          64,488
Other assets                                                                               6,450           6,501
                                                                                    ------------    ------------
Total assets                                                                        $    248,550    $    238,572
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Short-term debt                                                                  $        761    $      1,079
   Accounts payable                                                                       27,519          34,712
Accrued compensation                                                                       8,231           9,391
   Other accrued liabilities                                                              14,031          12,089
                                                                                    ------------    ------------
Total current liabilities                                                                 50,542          57,271

Long-term debt                                                                           121,007         107,223
Subordinated related party debt                                                            4,878           4,878
Deferred income taxes                                                                      4,595           4,749
Other long-term liabilities                                                                  144              18
                                                                                    ------------    ------------
       Total liabilities                                                                 181,166         174,139
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     Authorized, 12,620,507 and 12,585,598 issued and
     outstanding, respectively                                                                13              13
   Additional paid-in capital                                                             47,302          46,934
   Accumulated other comprehensive loss                                                   (2,734)         (1,880)
   Retained earnings                                                                      22,803          19,366
                                                                                    ------------    ------------
Total stockholders' equity                                                                67,384          64,433
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    248,550    $    238,572
                                                                                    ============    ============


          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                        July 24,        July 25,
                                                                                          1999            1998
                                                                                     ------------    -----------


Revenues                                                                             $    118,462    $    90,485
Cost of revenues                                                                           83,597         65,948
                                                                                     ------------    -----------
   Gross profit                                                                            34,865         24,537
Selling, general and administrative expenses                                               26,223         19,069
Amortization expense                                                                          447            133
Strategic restructuring plan costs                                                                         3,818
                                                                                     ------------    -----------
   Operating income                                                                         8,195          1,517

Other (income) expense:
   Interest expense                                                                         2,217          1,154
   Interest income                                                                            (44)           (25)
   Other                                                                                      (51)            17
                                                                                     ------------    -----------

Income before provision for income taxes                                                    6,073            371
Provision for income taxes                                                                  2,636            163
                                                                                     ------------    -----------
Net income                                                                           $      3,437    $       208
                                                                                     ============    ===========


Income per share:
   Basic                                                                             $       0.27    $      0.01
   Diluted                                                                           $       0.26    $      0.01

Weighted average common shares outstanding:
   Basic                                                                                   12,603         16,265
   Diluted                                                                                 13,462         16,475




          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            Three Months Ended
                                                                                        July 24,        July 25,
                                                                                           1999            1998
                                                                                     ------------    -----------
Cash flows from operating activities:
   Net income                                                                         $     3,437    $       208
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization expense                                                 2,530          1,646
      Compensation charge for options tendered in the strategic restructuring                              2,956
      Other strategic restructuring plan costs, net of cash paid                                            (516)
      Cash paid for restructuring cost                                                        (95)          (208)
      Amortization of deferred financing costs                                                184             61
      Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
        Accounts receivable                                                                 8,136          4,458
        Inventories                                                                          (834)         1,341
        Prepaid expenses and other current assets                                          (1,326)          (682)
        Accounts payable                                                                   (9,586)        (5,090)
        Accrued liabilities                                                                  (733)         3,956
                                                                                      -----------    -----------
           Net cash provided by operating activities                                        1,713          8,130
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (11,994)
   Deposit on equipment                                                                                   (1,000)
   Additions to property and equipment                                                     (3,342)        (2,596)
   Cash received on the sale of property and equipment                                        329            122
   Other                                                                                       48
                                                                                      -----------    -----------
        Net cash used in investing activities                                             (14,959)        (3,474)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                24,600         50,000
   Payments of credit facility borrowings                                                 (11,975)       (13,800)
   Payments of other long-term debt                                                          (205)        (5,543)
   Proceeds from issuance of other long-term debt                                           1,362
   Proceeds from (payments of) short-term debt, net                                          (718)        (4,466)
   Payments of deferred financing costs                                                       (98)        (2,363)
   Proceeds from issuance of common stock                                                     300
   Payments to U.S. Office Products                                                                      (32,991)
   Capital contributed by U.S. Office Products                                                             8,488
                                                                                      -----------    -----------
      Net cash provided by (used in) financing activities                                  13,266           (675)
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                          (1)           (12)
                                                                                      -----------    -----------
Net increase in cash and cash equivalents                                                      19          3,969
Cash and cash equivalents at beginning of period                                              607            234
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $       626    $     4,203
                                                                                      ===========    ===========


                                   (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                            Three Months Ended
                                                                                     ---------------------------
                                                                                        July 24,        July 25,
                                                                                           1999            1998
                                                                                     ------------    -----------
Supplemental disclosures of cash flow information:

   Interest paid                                                                     $      1,896    $       149
   Income taxes paid                                                                 $      1,174    $     1,082


During the three months ended July 24, 1999, the Company paid a total of $11,994 in cash representing the aggregate of: 1) the initial down payment for one purchase acquisition, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions all of which related to business combinations that were accounted for under the purchase method of accounting and
3) acquisition costs such as legal and accounting fees associated with certain business combinations. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are presented as follows:


                                                                                                     Three Months
                                                                                                          Ended
                                                                                                     July 24, 1999
                                                                                                     -------------
   Accounts receivable                                                                             $          2,216
   Inventories                                                                                                  596
   Prepaid expenses and other current assets                                                                    256
   Property and equipment                                                                                       637
   Goodwill and other intangible assets                                                                      13,276
   Short-term debt                                                                                             (400)
   Accounts payable                                                                                          (2,449)
   Accrued liabilities                                                                                       (2,138)
                                                                                                   ----------------
       Net assets acquired                                                                         $         11,994
                                                                                                   ================


Noncash transactions:

o During the three months ended July 24, 1999, the Company accrued $2,095 as additional purchase consideration for earn-outs.

o During the three months ended July 24, 1999, the Company recorded additional paid-in capital of $68 related to the tax benefit of stock options exercised.



          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS
---------------------------

Workflow Management, Inc. (the "Company" or "Workflow Management") is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products" or "USOP"), in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,643 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date").

Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of print and office consumables and related management services to more than 30,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, designed to minimize the costs of procuring, storing and using office consumables, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs over 2,800 persons and has 22 manufacturing facilities in 10 states and 5 Canadian Provinces, 27 distribution centers, 8 print-on-demand centers and 62 sales offices.


NOTE 2 -  BASIS OF PRESENTATION
-------------------------------

For periods prior to the Distribution Date, the consolidated financial statements reflect the revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products incurred prior to the Distribution Date which were not directly related to these businesses. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated. Management believes these allocations were made on a reasonable basis.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 1999.

As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 29, 2000 and ended April 24, 1999, respectively. The Company's fiscal year-end is defined as the last Saturday in April. Certain reclassifications have been made to the prior period financial statements to conform to the presentation for the three months ended July 24, 1999.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 3 - NOTES RECEIVABLE FROM OFFICERS
---------------------------------------

The Company extended secured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized and secured with properly margined Company Common Stock personally owned by those management members participating in the program. Principal and interest are payable at maturity, September 1, 1999.


NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:
                                                   July 24,       April 24,
                                                     1999            1998
                                                  ------------    -----------
Raw materials                                    $     11,804    $    10,309
Work-in-process                                         3,061          2,123
Finished goods                                         22,431         23,720
                                                  ------------    -----------
   Total inventories                             $     37,296    $    36,152
                                                  ============    ===========


NOTE 5 - LONG-TERM DEBT
-----------------------

REVOLVING CREDIT FACILITY

The Company entered into a secured $200,000 revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank during Fiscal 1999. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At July 24, 1999, the Company had $117,225 drawn against the Credit Facility at an average interest rate of 6.74%.

SUBORDINATED RELATED PARTY DEBT

During Fiscal 1999, the Company issued $4,878 in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. At July 24, 1999, no warrants had been issued on the Subordinated Notes.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


INTEREST RATE PROTECTION

On May 17, 1999, the Company entered into a three-year interest rate swap agreement (the "Swap") with Wachovia Bank, N.A. at no cost to the Company whereby the Company exchanged its variable interest rate on $10,000 in Credit Facility debt for a fixed LIBOR of 5.605%. Due to changes in market conditions and increases in interest rates, the Swap increased in value and was sold by the Company back to Wachovia Bank for $75 on July 22, 1999.

On July 22, 1999, the Company entered into an interest rate collar agreement (the "Collar") with Bank Boston, N.A. for a $75 premium whereby the Company established a LIBOR floor of 5.1% and a LIBOR cap of 7.0% on $25,000 of its variable interest rate Credit Facility debt. The Collar becomes effective on August 17, 1999 and will terminate on May 17, 2002.


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the three months ended July 24, 1999 were as follows:


Stockholders' equity balance at April 24, 1999                        $   64,433
Issuance of common stock in conjunction with:
   Exercise of stock options, including tax benefits                         340
   Fees paid to outside members of the Company's board of directors           28
Comprehensive income                                                       2,583
                                                                      ----------
Stockholders' equity balance at July 24, 1999                         $   67,384
                                                                      ==========


COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                         Three Months Ended
                                                    ---------------------------
                                                       July 24,        July 25,
                                                         1999            1998
                                                    ------------    -----------

Net income                                          $      3,437    $       208
Other comprehensive income:
   Foreign currency translation adjustment                  (854)        (1,419)
                                                    ------------    -----------
Comprehensive income                                $      2,583    $    (1,211)
                                                    ============    ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE ("EPS")
----------------------------------

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

                                                            Three Months Ended
                                                      ------------    ----------
                                                         July 24,       July 25,
                                                           1999           1998
                                                      ------------    ----------

BASIC EARNINGS PER SHARE:

   Net income                                         $      3,437    $      208
                                                      ============    ==========

   Weighted average number of
       common shares outstanding                            12,603        16,265
                                                      ============    ==========

   Basic earnings per share                           $       0.27    $     0.01
                                                      ============    ==========


DILUTED EARNINGS PER SHARE:

   Net income                                         $      3,437    $      208
                                                      ============    ==========

   Weighted average number of:
       Common shares outstanding                            12,603        16,265
       Effect of dilutive employee stock options*              859           210
                                                      ------------    ----------
          Total                                             13,462        16,475
                                                      ============    ==========

   Diluted earnings per share                         $       0.26    $     0.01
                                                      ============    ==========

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive.


NOTE 8 - BUSINESS COMBINATIONS
------------------------------

During the three month period ended July 24, 1999, the Company completed one business combination which was accounted for under the purchase method for an aggregate purchase price of $9,783 consisting entirely of cash. The total assets related to this acquisition were $12,674, including goodwill and other intangible assets of $9,484. The results of this acquisition have been included in the Company's results from its date of acquisition.

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

Several of the Company's acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquisitions. Additional purchase consideration of $838 was paid by the Company in connection with these earn-out provisions during the three months ended July 24, 1999, and another $2,388 is accrued for these earn-out provisions at July 24, 1999. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at July 24, 1999.

The following presents the unaudited pro forma results of operations of the Company for the three month periods ended July 24, 1999 and July 25, 1998, as if the Strategic Restructuring Plan and the purchase acquisitions completed since the beginning of Fiscal 1999 had been consummated at the beginning of Fiscal 1999. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation at the acquired companies of $33 and $1,599 for the three months ended July 24, 1999 and July 25, 1998, respectively:

                                                  Three Months Ended
                                                  ------------------
                                                July 24,        July 25,
                                                  1999            1998
                                             ------------    ------------

Revenues                                     $    119,786    $    125,732
Net income                                          3,343           3,630

Earnings per share:
   Basic                                     $       0.27    $       0.22
   Diluted                                           0.25            0.22

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the Strategic Restructuring Plan occurred at the beginning of Fiscal 1999 or the results that may occur in the future.


NOTE 9 - SEGMENT REPORTING
--------------------------

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

The Company's Integrated Business Services Division represents those subsidiaries of the Company that procure product, primarily print and office consumables, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Integrated Business Services Division also include transactions with customers utilizing the Company's proprietary GetSmart inventory and distribution system. The Company's Fulfillment Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Fulfillment Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Fulfillment Division also provides product to the Company's Integrated Business Services Division for distribution to customers.

Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead or strategic restructuring plan costs by segment in assessing performance.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

OPERATING SEGMENTS

         The following table sets forth information as to the Company's reportable operating segments:

                                                        Three Months Ended
                                                    ---------------------------
                                                       July 24,        July 25,
                                                         1999            1998
                                                    ------------    -----------
REVENUES:
   Integrated Business Services Division            $     43,876    $    28,967
   Fulfillment Division                                   77,194         63,282
   Intersegment                                           (2,608)        (1,764)
                                                    ------------    -----------
       Total                                        $    118,462    $    90,485
                                                    ============    ===========

OPERATING INCOME:
   Integrated Business Services Division            $      3,591    $     1,838
   Fulfillment Division                                    6,210          4,469
   Corporate                                              (1,606)        (4,790)
                                                    ------------    -----------
       Total                                        $      8,195    $     1,517
                                                    ============    ===========

                                                       July 24,        April 24,
                                                         1999            1999
IDENTIFIABLE ASSETS (AT PERIOD END):                ------------    -----------
   Integrated Business Services Division            $     78,542    $    64,190
   Fulfillment Division                                  161,638        165,007
   Corporate                                               8,370          9,375
                                                    ------------    -----------
       Total                                        $    248,550    $   238,572
                                                    ============    ===========


GEOGRAPHIC SEGMENTS

         The following table sets forth information as to the Company's operations in its different geographic segments:
                                                        Three Months Ended
                                                    ---------------------------
                                                       July 24,        July 25,
                                                         1999            1998
                                                    ------------    -----------
REVENUES:
   United States                                    $     84,452    $    59,781
   Canada                                                 34,010         30,704
                                                    ------------    -----------
       Total                                        $    118,462    $    90,485
                                                    ============    ===========

OPERATING INCOME:
   United States                                    $      5,566    $      (795)
   Canada                                                  2,629          2,312
                                                    ------------    -----------
       Total                                        $      8,195    $     1,517
                                                    ============    ===========

                                                       July 24,        April 24,
                                                         1999            1999
IDENTIFIABLE ASSETS (AT PERIOD END):                ------------    -----------
   United States                                    $    193,410    $   180,579
   Canada                                                 55,140         57,993
                                                    ------------    -----------
       Total                                        $    248,550    $   238,572
                                                    ============    ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 10 - SUBSEQUENT EVENTS
---------------------------

BUSINESS COMBINATIONS

Subsequent to July 24, 1999 and through August 24, 1999, the Company completed one business combination which was accounted for under the purchase method for an aggregate purchase price of approximately $2,626 consisting entirely of cash. The total assets related to this acquisition were approximately $3,105, including goodwill and other intangible assets of approximately $1,940. The results of this acquisition will be included in the Company's results from its date of acquisition.

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

Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of print and office consumables and related management services to more than 30,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, designed to minimize the costs of procuring, storing and using office consumables, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs over 2,800 persons and has 22 manufacturing facilities in 10 states and 5 Canadian Provinces, 27 distribution centers, 8 print-on-demand centers and 62 sales offices.

As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 29, 2000 and ended April 24, 1999, respectively. The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 24, 1999 included in the Company's Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

   THREE MONTHS ENDED JULY 24, 1999 COMPARED TO THREE MONTHS ENDED JULY 25, 1998

Consolidated revenues increased 30.9%, from $90.5 million for the three months ended July 25, 1998, to $118.5 million for the three months ended July 24, 1999. The Company's Integrated Business Services Division revenues increased by $14.9 million or 51.5% and its Fulfillment Division revenues increased by $13.9 million or 22.0% when comparing the three months ended July 24, 1999 to the three months ended July 25, 1998. These increases were primarily due to the Company's business combinations consummated after July 25, 1998. Revenues for the three months ended July 24, 1999, include revenues from thirteen companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 1999 (the "Purchased Companies"). Revenues for the three months ended July 25, 1998, do not include revenues from the Purchased Companies.

International revenues increased 10.8%, from $30.7 million, or 33.9% of consolidated revenues, for the three months ended July 25, 1998, to $34.0 million, or 28.7% of consolidated revenues, for the three months ended July 24, 1999. International revenues consisted exclusively of revenues generated in Canada and increased primarily due to one Canadian purchase acquisition consummated during the fourth quarter of Fiscal 1999.

Gross profit increased 42.1%, from $24.5 million, or 27.1% of revenues, for the three months ended July 25, 1998, to $34.9 million, or 29.4% of revenues, for the three months ended July 24, 1999. The increase in gross profit was primarily due to the Purchased Companies. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company.

Selling, general and administrative expenses increased 37.5%, from $ 19.1 million, or 21.1% of revenues, for the three months ended July 25, 1998, to $26.2 million, or 22.1% of revenues, for the three months ended July 24, 1999. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional corporate overhead that was incurred during the three months ended July 24, 1999. The additional overhead was the result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products for the entire three months ended July 24, 1999, compared to only a portion of the three months ended July 25, 1998. This increase was partially offset by the benefits resulting from headcount reductions and cost saving measures commenced by the Company during Fiscal 1999. The increase in selling, general and administrative expenses as a percentage of revenues during the three months ended July 24, 1999 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $0.3 million from $0.1 million for the three months ended July 25, 1998, to $0.4 million for the three months ended July 24, 1999. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended July 24, 1999 versus the three months ended July 25, 1998.

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

Interest expense, net of interest income, increased 92.5%, from $1.1 million for the three months ended July 25, 1998, to $2.2 million for the three months ended July 24, 1999. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended July 24, 1999 as a result of the Company securing a revolving credit facility. Funds available under the Credit Facility were used primarily to pay off the Company's debt to U.S. Office Products at the Distribution Date and for acquisition purposes.

Other income, net of other expense, increased from $17,000 of net other expense for the three months ended July 25, 1998, to $51,000 of net other income for the three months ended July 24, 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased from $163,000 for the three months ended July 25, 1998 to $2.6 million for the three months ended July 24, 1999, reflecting effective income tax rates of 43.9% and 43.4%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies.

LIQUIDITY AND CAPITAL RESOURCES

At July 24, 1999, the Company had cash of $626,000 and working capital of $70.3 million. The Company's capitalization, defined as the sum of long-term debt, subordinated related party debt and stockholders' equity, at July 24, 1999, was approximately $193.3 million.

Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at July 24, 1999, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $10.0 million for new equipment and maintenance, including any costs associated with compliance testing and technical upgrades to ensure that the Company's computer systems are Year 2000 compliant. See "--Year 2000 Issue" below.

During the three months ended July 24, 1999, net cash provided by operating activities was $1.7 million. Net cash used in investing activities was $15.0 million, including $12.0 million used for acquisitions and $3.3 million used for capital expenditures. Net cash provided by financing activities was $13.3 million, which included $12.6 million in net borrowings by the Company on its revolving credit facility to primarily pay for acquisitions and $0.4 million in net other borrowings.

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

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 28.7% of the Company's total net sales for the three months ended July 24, 1999. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

During the three months ended July 24, 1999, the Canadian dollar weakened against the U.S. dollar ("USD"). The Canadian exchange rate declined from approximately $0.68 USD at April 24, 1999 to $0.66 USD at July 24, 1999. This resulted in a reduction in accumulated other comprehensive income, a component of stockholders' equity, of approximately $854,000, reflecting the impact of the declining exchange rate on the Company's investments in its Canadian subsidiary. The Company is currently reviewing certain hedge transaction options to mitigate the effect of currency fluctuations.

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

The Company entered into a secured $200.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank during Fiscal 1999. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At August 24, 1999, the Company had $120.5 million drawn against the Credit Facility at an average interest rate of 6.88%.

During Fiscal 1999, the Company issued $4.9 million in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. As of August 24, 1999, no warrants had been issued on the Subordinated Notes.

On May 17, 1999, the Company entered into a three-year interest rate swap agreement (the "Swap") with Wachovia Bank, N.A. at no cost to the Company whereby the Company exchanged its variable interest rate on $10.0 million in Credit Facility debt for a fixed LIBOR of 5.605%. Due to changes in market conditions and increases in interest rates, the Swap increased in value and was sold by the Company back to Wachovia Bank for $75,000 on July 22, 1999.

On July 22, 1999, the Company entered into an interest rate collar agreement (the "Collar") with Bank Boston, N.A. for a $75,000 premium whereby the Company established a LIBOR floor of 5.1% and a LIBOR cap of 7.0% on $25.0 million of its variable interest rate Credit Facility debt. The Collar became effective on August 17, 1999 and will terminate on May 17, 2002.

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


FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

Workflow Management's envelope business is subject to seasonal influences from year-end mailings. Both the Company's Integrated Business Services Division and its Fulfillment Division are subject to seasonal influences of the potential lower demand for office consumables during the summer months which coincide with Workflow Management's fiscal quarters ending in July. As the Company continues to complete acquisitions, it may become subject to other seasonal influences if the businesses it acquires are seasonal.

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


INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the three-month periods ended July 24, 1999 and July 25, 1998, respectively.

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

Based upon the assessment phase, the Company believes that the majority of its non-IT systems, including the Company's printing presses, security systems, time clocks and manufacturing facilities, are Year 2000 compliant. The Company believes that there are no significant uses of micro-processing oriented equipment within its manufacturing systems and that the cost to address any components deemed to be non-compliant is not material. Based on information provided by vendors and suppliers in the compliance surveys, the Company also believes that the vast majority of its vendors and customers who have responded to the Company's compliance surveys are Year 2000 compliant. The Company intends to work directly with its key vendors, suppliers and distributors to avoid any business interruptions due to the Year 2000 Issue. For major third-parties with known Year 2000 compliance issues, contingency plans have been developed and are expected to be fully implemented by the end of September 1999.

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

RISKS ASSOCIATED WITH ACQUISITIONS AND DIVESTITURES

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

Approximately $76.9 million, or 30.9% of the Company's total assets at July 24, 1999, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

RISKS ASSOCIATED WITH CANADIAN OPERATIONS

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 28.7% and 32.2% of the Company's total net sales in the three months ended July 24, 1999 and the fiscal year ended April 24, 1999, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 24, 1999.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at July 24, 1999.

The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Credit Facility, the Company entered into an interest rate collar agreement on July 22, 1999. This interest rate collar has the effect of mitigating fluctuations in the Credit Facility's variable base interest rate by establishing an interest rate floor and an interest rate cap, for a specified period, the Company will pay on the $25.0 million notional principal amount established in the collar. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       11.1       Statement regarding computation of net income per share

       27.1       Financial Data Schedule


(b)    REPORTS ON FORM 8-K

       NONE.
                                    Page 24

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WORKFLOW MANAGEMENT, INC.



    September 3, 1999         By: /s/ Thomas B. D'Agostino
---------------------------       ------------------------
          Date                Thomas B. D'Agostino
                              Chairman of the Board, Chief Executive
                                 Officer, President, Director (Principal
                                 Executive Officer)



    September 3, 1999         By: /s/ Steve R. Gibson
---------------------------       -------------------
          Date                Steve R. Gibson
                              Executive Vice President, Chief Financial Officer,
                                 Treasurer, Secretary (Principal Financial
                                 Officer and Principal Accounting Officer)