Form 10-Q
period 1999-10-23
WORKFLOW MANAGEMENT INC
filed 1999-12-07
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 23, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________

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

         As of December 1, 1999, there were 12,671,414 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX



                                                                                                               Page No.
                                                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet..............................................................................3
              October 23, 1999 (unaudited) and April 24, 1999

           Consolidated Statement of Income (unaudited)............................................................4
              For the three months ended October 23, 1999 and October 24, 1998 and for the six months ended October 23, 1999 and  October 24, 1998

           Consolidated Statement of Cash Flows (unaudited)........................................................5
              For the six months ended October 23, 1999 and October 24, 1998

           Notes to Consolidated Financial Statements (unaudited)..................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............................................25


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....................................................26

Item 5.    Other Information......................................................................................26

Item 6.    Exhibits and Reports on Form 8-K.......................................................................26


Signatures........................................................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    October 23,       April 24,
   ASSETS                                                                                1999            1999
   ------                                                                           ------------    ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $               $        607
   Accounts receivable, less allowance for doubtful
     accounts of $3,882 and $4,481, respectively                                          90,599          78,807
   Inventories                                                                            37,066          36,152
   Notes receivable from officers                                                          1,938           1,958
   Prepaid expenses and other current assets                                              13,388           6,921
                                                                                    ------------    ------------
       Total current assets                                                              142,991         124,445

   Property and equipment, net                                                            45,117          43,138
   Intangible assets, net                                                                 87,529          64,488
   Other assets                                                                           11,158           6,501
                                                                                    ------------    ------------
       Total assets                                                                 $    286,795    $    238,572
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                  $        912    $      1,079
   Accounts payable                                                                       35,252          34,712
   Accrued compensation                                                                    9,242           9,391
   Other accrued liabilities                                                              20,930          12,089
                                                                                    ------------    ------------
       Total current liabilities                                                          66,336          57,271

   Long-term debt                                                                        135,707         107,223
   Subordinated related party debt                                                         4,878           4,878
   Deferred income taxes                                                                   4,738           4,749
   Other long-term liabilities                                                               195              18
                                                                                    ------------    ------------
       Total liabilities                                                                 211,854         174,139
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     Authorized, 12,624,726 and 12,585,598 issued and
     outstanding, respectively                                                                13              13
   Additional paid-in capital                                                             47,348          46,934
   Accumulated other comprehensive loss                                                     (944)         (1,880)
   Retained earnings                                                                      28,524          19,366
                                                                                    ------------    ------------
       Total stockholders' equity                                                         74,941          64,433
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    286,795    $    238,572
                                                                                    ============    ============



                    See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                         Three Months Ended                Six Months Ended
                                                      ----------------------------   ---------------------------
                                                      October 23,     October 24,     October 23,    October 24,
                                                           1999            1998           1999            1998
                                                      ------------    ------------   ------------    -----------


Revenues                                              $    131,760    $     90,100   $    250,221    $   180,586
Cost of revenues                                            93,330          64,973        176,926        130,921
                                                      ------------    ------------   ------------    -----------
       Gross profit                                         38,430          25,127         73,295         49,665

Selling, general and administrative expenses                28,175          19,475         54,398         38,544
Amortization expense                                           572             133          1,019            266
Strategic restructuring plan costs                                                                         3,818
                                                      ------------    ------------   ------------    -----------
       Operating income                                      9,683           5,519         17,878          7,037

Interest expense                                             2,692             801          4,909          1,955
Interest income                                                (66)            (60)          (109)           (85)
Gain on the sale of securitities                            (1,808)                        (1,808)
Unrealized holding gain on trading securities               (1,163)                        (1,163)
Loss on the sale of subsidiary                                 318                            318
Other (income) expense                                          31             (65)           (21)           (47)
                                                      ------------    ------------   -------------   -----------

Income before provision for income taxes                     9,679           4,843         15,752          5,214
Provision for income taxes                                   3,958           2,131          6,594          2,294
                                                      ------------    ------------   ------------    -----------
Net income                                            $      5,721    $      2,712   $      9,158    $     2,920
                                                      ============    ============   ============    ===========


Income per share:
       Basic                                          $       0.45    $       0.19   $       0.73    $      0.19
       Diluted                                        $       0.43    $       0.19   $       0.68    $      0.19

Weighted average common shares outstanding:
       Basic                                                12,622          14,396         12,612         15,330
       Diluted                                              13,443          14,396         13,453         15,435



          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                      ---------------------------
                                                                                       October 23,    October 24,
                                                                                          1999            1998
                                                                                      ------------    -----------

Cash flows from operating activities:
   Net income                                                                         $     9,158    $     2,920
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization expense                                                 5,221          3,245
      Gain on sale of securities                                                           (1,808)
      Unrealized holding gain on trading securities                                        (1,163)
      Loss on sale of subsidiary                                                              318
      Compensation charge for options tendered in the strategic restructuring                              2,956
      Other strategic restructuring plan costs, net of cash paid                                          (1,364)
      Cash paid for restructuring costs                                                       (95)          (208)
      Amortization of deferred financing costs                                                370            203
      Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
        Accounts receivable                                                                (9,869)          (615)
        Inventories                                                                        (1,648)         1,595
        Prepaid expenses and other current assets                                          (3,277)          (756)
        Accounts payable                                                                   (1,310)        (2,582)
        Accrued compensation and other accrued liabilities                                  3,559           7593
                                                                                      -----------    -----------
           Net cash provided by (used in) operating activities                               (544)        12,987
                                                                                      ------------   -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (22,117)       (13,238)
   Additions to property and equipment                                                     (6,295)        (3,349)
   Purchase of securities                                                                  (2,400)
   Proceeds on sale of securities                                                           3,008
   Issuance of notes receivable from officers                                                             (1,951)
   Cash received on the sale of property and equipment                                        537            138
   Cash collection of notes receivable from employees                                                      3,703
   Deposits (paid) received                                                                   178         (1,000)
                                                                                      ------------   ------------
        Net cash used in investing activities                                             (27,089)       (15,697)
                                                                                      ------------   ------------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                52,350         74,934
   Payments of credit facility borrowings                                                 (25,825)       (22,934)
   Payments of other long-term debt                                                          (376)        (6,201)
   Proceeds from issuance of other long-term debt                                           1,362
   Payments of short-term debt, net                                                          (639)        (5,180)
   Retirement of common stock                                                                             (6,419)
   Payments of deferred financing costs                                                      (186)        (3,042)
   Proceeds from issuance of common stock                                                     340
   Payments to U.S. Office Products                                                                      (36,096)
   Capital contributed by U.S. Office Products                                                             8,518
                                                                                      -----------    -----------
      Net cash provided by financing activities                                            27,026          3,580
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                        --              (20)
                                                                                      -----------    ------------
Net increase (decrease) in cash and cash equivalents                                         (607)           850
Cash and cash equivalents at beginning of period                                              607            234
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $      --      $     1,084
                                                                                      ===========    ===========

                                   (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                            Six Months Ended
                                                                                     ---------------------------
                                                                                      October 23,     October 24,
                                                                                         1999            1998
                                                                                     ------------    -----------

Supplemental disclosures of cash flow information:

   Interest paid                                                                     $      4,165    $     1,235
   Income taxes paid                                                                 $      6,325    $     2,803

During the six months ended October 23, 1999 and October 24, 1998, the Company paid a total of $22,117 and $13,238, respectively, in cash representing the aggregate of: 1) the initial down payment for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are presented as follows:

                                                                                            Six Months Ended
                                                                                     ---------------------------
                                                                                      October 23,     October 24,
                                                                                        1999            1998
                                                                                     ------------    -----------
   Accounts receivable                                                               $      5,021    $     3,712
   Inventories                                                                                943          1,764
   Prepaid expenses and other current assets                                                  633             87
   Property and equipment                                                                   1,679          1,621
   Intangible assets                                                                       19,627          9,043
   Other assets                                                                                99
   Short-term debt                                                                           (601)
   Accounts payable                                                                        (3,386)        (2,320)
   Accrued compensation and other accrued liabilities                                        (832)          (669)
   Long-term debt                                                                          (1,066)
                                                                                     -------------   -----------
       Net assets acquired                                                           $     22,117    $    13,238
                                                                                     =============   ===========

Noncash transactions:

o During the six months ended October 23, 1999, the Company accrued $4,833 as additional purchase consideration for earn-outs.

o During the six months ended October 23, 1999, the Company recorded additional paid-in capital of $74 related to the tax benefit of stock options exercised.

o During the six months ended October 23, 1999, the Company sold one of its subsidiaries and an associated building in exchange for notes receivable totaling $4,690.

o During the six months ended October 23, 1999, the Company increased the investment carrying value of its securities available for sale by recording an unrealized holding gain in comprehensive income of $1,162.

o The accumulated other comprehensive loss was increased by $226 and $2,185 during the six months ended October 23, 1999 and October 24, 1998, respectively, due to foreign currency translation adjustments resulting from a devaluation in the Canadian dollar.

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

Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of print and office consumables and related management services to more than 30,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, GetSmart, designed to minimize the costs of procuring, storing and using office consumables, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail LITERATURE. Workflow Management employs approximately 2,800 persons and has 24 manufacturing facilities in 10 states and 5 Canadian provinces, 27 distribution centers, 8 print-on-demand centers and 63 sales offices.


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

As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 29, 2000 and ended April 24, 1999, respectively. The Company's fiscal year-end is defined as the last Saturday in April. Certain reclassifications have been made to the prior period financial statements to conform to the presentation for the three months and six months ended October 23, 1999.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 3 - NOTES RECEIVABLE FROM OFFICERS
---------------------------------------

The Company extended secured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized and secured with properly margined Company Common Stock personally owned by those management members participating in the program. Principal and interest are payable at maturity, September 1, 2000.


NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:



                                                  October 23,      April 24,
                                                     1999            1998
                                                 ------------    -----------
Raw materials                                    $     12,011    $    10,309
Work-in-process                                         4,139          2,123
Finished goods                                         20,916         23,720
                                                 ------------    -----------
   Total inventories                             $     37,066    $    36,152
                                                 ============    ===========


NOTE 5 - LONG-TERM DEBT
-----------------------

REVOLVING CREDIT FACILITY

The Company entered into a secured $200,000 revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank during Fiscal 1999. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At October 23, 1999, the Company had $131,125 drawn against the Credit Facility at an average interest rate of 7.01%.

SUBORDINATED RELATED PARTY DEBT

During Fiscal 1999, the Company issued $4,878 in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. At October 23, 1999, no warrants had been issued on the Subordinated Notes.

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

On July 22, 1999, the Company entered into an interest rate collar agreement with Bank Boston, N.A. (the "Bank Boston Collar") for a $75 premium whereby the Company established a LIBOR floor of 5.1% and a LIBOR cap of 7.0% on $25,000 of its variable interest rate Credit Facility debt. The Bank Boston Collar became effective on August 17, 1999 and will terminate on May 17, 2002.

On September 27, 1999, the Company entered into an interest rate collar agreement with Bank of America (the "B of A Collar") at no cost to the Company whereby the Company established a LIBOR floor of 5.5% and a LIBOR cap of 6.74% on $25,000 of its variable interest rate Credit Facility debt. The B of A Collar became effective on October 13, 1999 and will terminate on October 13, 2000.


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the six months ended October 23, 1999 were as follows:


Stockholders' equity balance at April 24, 1999                                                     $      64,433
Issuance of common stock in conjunction with:
   Exercise of stock options, including tax benefits                                                         360
   Fees paid to outside members of the Company's board of directors                                           54
Comprehensive income                                                                                      10,094
                                                                                                   -------------
Stockholders' equity balance at October 23, 1999                                                   $      74,941
                                                                                                   =============



COMPREHENSIVE INCOME

The components of comprehensive income are as follows:



                                                         Three Months Ended                Six Months Ended
                                                      ----------------------------   ---------------------------
                                                      October 23,      October 24,    October 23,    October 24,
                                                           1999            1998           1999           1998
                                                      ------------    ------------   ------------    -----------

Net income                                            $      5,721    $      2,712   $      9,158    $     2,920
Other comprehensive income:
   Foreign currency translation adjustment                     628            (766)          (226)        (2,185)
   Unrealized gain on available-for-sale securities          1,162                          1,162
                                                      ------------    ------------   ------------    -----------
Comprehensive income                                  $      7,511    $      1,946   $     10,094    $       735
                                                      ============    ============   ============    ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 7 - SALE OF SUBSIDIARY
---------------------------

On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3,800 and recorded a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1,500 8% note due on November 30, 1999 ("Short Term Note") and a $2,300 8% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's stock has paid off the Short Term Note. The notes are collateralized by all of the assets of Hano and are subject to a limited guarantee with a third party up to a maximum of $2,000. The Company also entered into an agreement with Hano to sublease building space from Hano for $23 per month through December 2004.

The limited guarantee on the sale of Hano is solely enforceable through foreclosure on a warehouse, which the Company sold to the third party guarantor concurrent with the Hano sale. Sale proceeds consisted of a $900 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10 per month through August 2004, then increasing to $15 per month through August 2009.

NOTE 8 - INVESTMENT IN COMMON STOCK
-----------------------------------

In September 1999, the Company purchased 200 shares of a corporation's common stock in one transaction at $12 per share. The Company sold 100 shares during the three months ended October 23, 1999 and recorded a gain of $1,800. The Company sold an additional 50 shares in November 1999. These shares have been classified as trading securities. They are included in prepaid and other current assets at their fair value of $1,800 on October 23, 1999, which resulted in the Company reporting an unrealized holding gain of $1,200 as other income for the three months ended October 23, 1999. The remaining 50 shares have been classified as available-for-sale based on the Company's intent and ability to retain the shares which are included in other assets at their fair value of $1,800. The resulting unrealized holding gain of $1,200 is included in other comprehensive income.

NOTE 9 - EARNINGS PER SHARE ("EPS")
-----------------------------------

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



                                                         Three Months Ended                Six Months Ended
                                                      ----------------------------   ---------------------------
                                                      October 23,     October 24,    October 23,     October 24,
                                                          1999            1998           1999            1998
                                                      ------------    ------------   ------------    -----------


BASIC EARNINGS PER SHARE:

   Net income                                         $      5,721    $      2,712   $      9,158   $      2,920
                                                      ============    ============   ============   ============

   Weighted average number of
       common shares outstanding                            12,622          14,396         12,612         15,330
                                                      ============    ============   ============   ============

   Basic earnings per share                           $       0.45    $       0.19   $       0.73   $       0.19
                                                      ============    ============   ============   ============


DILUTED EARNINGS PER SHARE:

   Net income                                         $      5,721    $      2,712   $      9,158   $      2,920
                                                      ============    ============   ============   ============

   Weighted average number of:
       Common shares outstanding                            12,622          14,396         12,612         15,330
       Effect of dilutive employee stock options*              821                            841            105
                                                      ------------    ------------   ------------   ------------
          Total                                             13,443          14,396         13,453         15,435
                                                      ============    ============   ============   ============

   Diluted earnings per share                         $       0.43    $       0.19   $       0.68   $       0.19
                                                      ============    ============   ============   ============


* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive.

NOTE 10 - BUSINESS COMBINATIONS
-------------------------------

During the six month period ended October 23, 1999, the Company completed four business combinations which were accounted for under the purchase method for an aggregate purchase price of $22,117 consisting entirely of cash. The total assets related to these acquisitions were $28,002, including goodwill and other intangible assets of $19,627. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


All of the Company's acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. Additional purchase consideration of $1,095 was paid by the Company in connection with these earn-out provisions during the six months ended October 23, 1999, and another $4,883 is accrued for these earn-out provisions at October 23, 1999. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at October 23, 1999.

The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 23, 1999 and October 24, 1998, as if the Strategic Restructuring Plan and the purchase acquisitions completed since the beginning of Fiscal 1999 had been consummated at the beginning of Fiscal 1999. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation at the acquired companies of $20, $59, $381 and $1,739 for the three months ended October 23, 1999 and October 24, 1998, and the six months ended October 23, 1999 and October 24, 1998, respectively:



                                                         Three Months Ended                Six Months Ended
                                                      ----------------------------   ---------------------------
                                                      October 23,     October 24,    October 23,     October 24,
                                                          1999            1998           1999            1998
                                                      ------------    ------------   ------------    -----------

Revenues                                              $    134,115    $    131,956   $    258,021   $    262,223
Net income                                                   5,704           4,612          9,205          8,508

Earnings per share:
   Basic                                              $       0.45    $       0.32   $       0.73   $       0.55
   Diluted                                                    0.42            0.32           0.68           0.55


The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the Strategic Restructuring Plan occurred at the beginning of Fiscal 1999 or the results that may occur in the future.


NOTE 11 - SEGMENT REPORTING
---------------------------

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


OPERATING SEGMENTS

         The following table sets forth information as to the Company's reportable operating segments:



                                                         Three Months Ended                Six Months Ended
                                                      ----------------------------    --------------------------
                                                      October 23,      October 24,    October 23,    October 24,
                                                          1999             1998           1999            1998
                                                      ------------    ------------    -----------    -----------


REVENUES:
   Integrated Business Services Division              $     51,305    $     29,298   $     95,180    $    58,266
   Fulfillment Division                                     82,360          63,555        159,554        126,837
   Intersegment                                             (1,905)         (2,753)        (4,513)        (4,517)
                                                      -------------   -------------  -------------   ------------
       Total                                          $    131,760    $     90,100   $    250,221    $   180,586
                                                      ============    ============   ============    ===========

OPERATING INCOME:
   Integrated Business Services Division              $      5,045    $      1,871   $      8,636    $     3,709
   Fulfillment Division                                      6,829           5,213         13,039          9,682
   Corporate                                                (2,191)         (1,565)        (3,797)        (6,354)
                                                      -------------   -------------  -------------   ------------
       Total                                          $      9,683    $      5,519   $     17,878    $     7,037
                                                      ============    ============   ============    ===========

                                                                                     October 23,       April 24,
                                                                                          1999            1999
IDENTIFIABLE ASSETS (AT PERIOD END):                                                 ------------    -----------
   Integrated Business Services Division                                             $     94,597    $    64,190
   Fulfillment Division                                                                   175,564        165,007
   Corporate                                                                               16,634          9,375
                                                                                     ------------    -----------
       Total                                                                         $    286,795    $   238,572
                                                                                     ============    ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


GEOGRAPHIC SEGMENTS

         The following table sets forth information as to the Company's operations in its different geographic segments:


                                                         Three Months Ended                Six Months Ended
                                                      ----------------------------    --------------------------
                                                      October 23,      October 24,    October 23,    October 24,
                                                          1999            1998           1999            1998
                                                      ------------    ------------    -----------    -----------


REVENUES:
   United States                                      $     96,530    $     59,759   $    180,981    $   119,541
   Canada                                                   35,230          30,341         69,240         61,045
                                                      ------------    ------------   ------------    -----------
       Total                                          $    131,760    $     90,100   $    250,221    $   180,586
                                                      ============    ============   ============    ===========

OPERATING INCOME:
   United States                                      $      6,728    $      2,837   $     12,294    $     2,043
   Canada                                                    2,955           2,682          5,584          4,994
                                                      ------------    ------------   ------------    -----------
       Total                                          $      9,683    $      5,519   $     17,878    $     7,037
                                                      ============    ============   ============    ===========

                                                                                     October 23,       April 24,
                                                                                          1999            1999
IDENTIFIABLE ASSETS (AT PERIOD END):                                                 ------------    -----------
   United States                                                                     $    227,740    $   180,579
   Canada                                                                                  59,055         57,993
                                                                                     ------------    -----------
       Total                                                                         $    286,795    $   238,572
                                                                                     ============    ===========



NOTE 12 - SUBSEQUENT EVENTS
---------------------------

Subsequent to October 23, 1999, the Company's Board of Directors directed management to (i) capitalize one of the Company's newly formed wholly-owned subsidiaries, iGetSmart.com, Inc. ("iGetSmart"), with the assets necessary to execute iGetSmart's e-commerce business plan, and (ii) proceed with an initial public offering of iGetSmart common stock and subsequent tax free spin-off of iGetSmart shares to the Company's stockholders.

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

Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of print and office consumables and related management services to more than 30,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, GetSmart, designed to minimize the costs of procuring, storing and using office consumables, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail LITERATURE. Workflow Management employs approximately 2,800 persons and has 24 manufacturing facilities in 10 states and 5 Canadian provinces, 27 distribution centers, 8 print-on-demand centers and 63 sales offices.

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

CONSOLIDATED RESULTS OF OPERATIONS

     THREE MONTHS ENDED OCTOBER 23, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 24, 1998

Consolidated revenues increased 46.2%, from $90.1 million for the three months ended October 24, 1998, to $131.8 million for the three months ended October 23, 1999. The Company's Integrated Business Services Division revenues increased by $22.0 million or 75.1% and its Fulfillment Division revenues increased by $18.8 million or 29.6% when comparing the three months ended October 23, 1999 to the three months ended October 24, 1998. These increases were primarily due to the Company's business combinations consummated after October 24, 1998. Revenues for the three months ended October 23, 1999, include revenues from sixteen companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 1999 (the "Purchased Companies"). Revenues for the three months ended October 24, 1998, include revenues from one of the Purchased Companies.

International revenues increased 16.1%, from $30.3 million, or 33.7% of consolidated revenues, for the three months ended October 24, 1998, to $35.2 million, or 26.7% of consolidated revenues, for the three months ended October 23, 1999. International revenues consisted exclusively of revenues generated in Canada and increased primarily due to one Canadian purchase acquisition consummated during the fourth quarter of Fiscal 1999.

Gross profit increased 52.9%, from $25.1 million, or 27.9% of revenues, for the three months ended October 24, 1998, to $38.4 million, or 29.2% of revenues, for the three months ended October 23, 1999. The increase in gross profit was primarily due to the Purchased Companies. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than historically recognized by the Company.

Selling, general and administrative expenses increased 44.7%, from $19.5 million, or 21.6% of revenues, for the three months ended October 24, 1998, to $28.2 million, or 21.4% of revenues, for the three months ended October 23, 1999. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional corporate overhead that was incurred during the three months ended October 23, 1999. This increase was partially offset by the benefits resulting from headcount reductions and cost saving measures commenced by the Company during Fiscal 1999. The decrease in selling, general and administrative expenses, as a percentage of revenues, during the three months ended October 23, 1999, was primarily due to the above mentioned headcount reductions and cost saving measures coupled with the Purchased Companies expensing selling, general and administrative costs at a lower percentage of revenue than historically recognized by the Company, due to the elimination of overhead and duplication of duties at certain Purchased Companies upon their acquisition by the Company.

Amortization expense increased $439,000 from $133,000 for the three months ended October 24, 1998, to $572,000 for the three months ended October 23, 1999. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended October 23, 1999 versus the three months ended October 24, 1998.

Interest expense, net of interest income, increased 254.4%, from $741,000 for the three months ended October 24, 1998, to $2.6 million for the three months ended October 23, 1999. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended October 23, 1999 as a result of the Company using funds available under its Credit Facility for acquisition purposes.

On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3.8 million and recorded a pre-tax loss on the sale of $318,000. Sale proceeds consisted of a $1.5 million 8% note due on November 30, 1999 ("Short Term Note") and a $2.3 million 8% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's stock has paid off the Short Term Note. The notes are collateralized by all of the assets of Hano and are subject to a limited guarantee with a third party up to a maximum of $2.0 million. The Company also entered into an agreement with Hano to sublease building space from Hano for $23,000 per month through December 2004.

The limited guarantee on the sale of Hano is solely enforceable through foreclosure on a warehouse, which the Company sold to the third party guarantor concurrent with the Hano sale. Sale proceeds consisted of a $900,000 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10,000 per month through August 2004, then increasing to $15,000 per month through August 2009.

In September 1999, the Company purchased 200,000 shares of a corporation's common stock in one transaction at $12 per share. The Company sold 100,000 shares during the three months ended October 23, 1999 and recorded a gain of $1.8 million. The Company sold an additional 50,000 shares in November 1999. These shares have been classified as trading securities. They are included in prepaid and other current assets at their fair value of $1.8 million on October 23, 1999, which resulted in the Company reporting an unrealized holding gain of $1.2 million as other income for the three months ended October 23, 1999. The remaining 50,000 shares have been classified as available-for-sale based on the Company's intent and ability to retain the shares which are included in other assets at their fair value of $1.8 million. The resulting unrealized holding gain of $1.2 million is included in other comprehensive income.

Other expense, net of other income, increased from $65,000 of net other income for the three months ended October 24, 1998, to $31,000 of net other expense for the three months ended October 23, 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased from $2.1 million for the three months ended October 24, 1998 to $4.0 million for the three months ended October 23, 1999, reflecting effective income tax rates of 44.0% and 40.9%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the three months ended October 23, 1999, the effective income tax rate was reduced due to the fact that the marketable securities gains were taxed at a 35.0% rate.


     SIX MONTHS ENDED OCTOBER 23, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 24, 1998

Consolidated revenues increased 38.6%, from $180.6 million for the six months ended October 24, 1998, to $250.2 million for the six months ended October 23, 1999. The Company's Integrated Business Services Division revenues increased by $36.9 million or 63.4% and its Fulfillment Division revenues increased by $32.7 million or 25.8% when comparing the six months ended October 23, 1999 to the six months ended October 24, 1998. These increases were primarily due to the Company's business combinations consummated after October 24, 1998. Revenues for the six months ended October 23, 1999, include revenues from sixteen of the Purchased Companies. Revenues for the six months ended October 24, 1998 include revenues from one of the Purchased Companies.

International revenues increased 13.4%, from $61.0 million, or 33.8% of consolidated revenues, for the six months ended October 24, 1998, to $69.2 million, or 27.7% of consolidated revenues, for the six months ended October 23, 1999. International revenues consisted exclusively of revenues generated in Canada and increased primarily due to one Canadian purchase acquisition consummated during the fourth quarter of Fiscal 1999.

Gross profit increased 47.6%, from $49.7 million, or 27.5% of revenues, for the six months ended October 24, 1998, to $73.3 million, or 29.3% of revenues, for the six months ended October 23, 1999. The increase in gross profit was primarily due to the Purchased Companies. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than historically has been recognized by the Company.

Selling, general and administrative expenses increased 41.1%, from $38.5 million, or 21.3% of revenues, for the six months ended October 24, 1998, to $54.4 million, or 21.7% of revenues, for the six months ended October 23, 1999. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional corporate overhead that was incurred during the six months ended October 23, 1999. The additional overhead was the result of the Company operating as a stand-alone public entity following its spin-off from U.S. Office Products for the entire six months ended October 23, 1999, compared to only a portion of the six months ended October 24, 1998. This increase was partially offset by the benefits resulting from headcount reductions and cost saving measures commenced by the Company during Fiscal 1999. The increase in selling, general and administrative expenses as a percentage of revenues during the six months ended October 23, 1999 was primarily due to the additional corporate overhead incurred during the period.

Amortization expense increased $753,000 from $266,000 for the six months ended October 24, 1998, to $1.0 million for the six months ended October 23, 1999. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the six months ended October 23, 1999 versus the six months ended October 24, 1998.

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

Interest expense, net of interest income, increased 156.7%, from $1.9 million for the six months ended October 24, 1998, to $4.8 million for the six months ended October 23, 1999. This increase in net interest expense was due to the increased level of debt outstanding during the six months ended October 23, 1999 as a result of the Company securing a revolving Credit Facility. Funds available under the Credit Facility were used primarily to pay off the Company's debt to U.S. Office Products at the Distribution Date and for acquisition purposes.

As discussed in the three months ended October 23, 1999 as compared to the three months ended October 24, 1998 section, on September 24, 1999, the Company sold all of the outstanding capital stock of Hano for $3.8 million and recorded a pre-tax loss on the sale of $318,000.

As discussed in the three months ended October 23, 1999 as compared to the three months ended October 24, 1998 section, in September 1999, the Company sold 100,000 shares of an investment during the six months ended October 23, 1999 and recognized realized gains and unrealized holding gains.

Other income, net of other expense, decreased from $47,000 of net other income for the six months ended October 24, 1998, to $21,000 of net other income for the six months ended October 23, 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased from $2.3 million for the six months ended October 24, 1998, to $6.6 million for the six months ended October 23, 1999, reflecting effective income tax rates of 44.0% and 41.9%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the six months ended October 23, 1999 the effective income tax rate was reduced due to the fact that the marketable security gains were taxed at a 35.0% rate.

LIQUIDITY AND CAPITAL RESOURCES

At October 23, 1999, the Company had working capital of $76.7 million. The Company's capitalization, defined as the sum of long-term debt, subordinated related party debt and stockholders' equity, at October 23, 1999 was approximately $215.5 million.

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

During the six months ended October 23, 1999, net cash used in operating activities was $0.5 million. Net cash used in investing activities was $27.1 million, including $22.1 million used for acquisitions, $6.3 million used for capital expenditures and $2.4 million used for the purchase of marketable securities which were partially offset by $3.0 million generated from the sale of certain securities. Net cash provided by financing activities was $27.0 million, which included $26.5 million in net borrowings by the Company on its revolving credit facility to primarily pay for acquisitions.

During the six months ended October 24, 1998, net cash provided by operating activities was $13.0 million. Net cash used in investing activities was $15.7 million, including $13.2 million used for acquisitions, $3.3 million used for additions to property and equipment, $2.0 million used for the issuance of notes receivable from officers, and $1.0 million used for a deposit on machinery which were all partially offset by the collection of $3.7 million in notes receivable from employees. Net cash used in financing activities was $3.6 million, which included $36.1 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan which was partially offset by the Company's net borrowings of $40.6 million and an $8.5 million capital contribution by U.S. Office Products.

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 27.7% of the Company's total net sales for the six months ended October 23, 1999. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

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

The Company entered into a secured $200.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank during Fiscal 1999. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At December 1, 1999, the Company had $125.0 million drawn against the Credit Facility at an average interest rate of 6.90%.

During Fiscal 1999, the Company issued $4.9 million in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. As of December 1, 1999, no warrants had been issued on the Subordinated Notes.

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

On July 22, 1999, the Company entered into an interest rate collar agreement with Bank Boston, N.A. (the "Bank Boston Collar") for a $75,000 premium whereby the Company established a LIBOR floor of 5.1% and a LIBOR cap of 7.0% on $25.0 million of its variable interest rate Credit Facility debt. The Bank Boston Collar became effective on August 17, 1999 and will terminate on May 17, 2002.

On September 27, 1999, the Company entered into an interest rate collar agreement with Bank of America (the B of A Collar") at no cost to the Company whereby the Company established a LIBOR floor of 5.5% and a LIBOR cap of 6.74% on $25.0 million of its variable interest rate Credit Facility debt. The B of A Collar became effective on October 13, 1999 and will terminate on October 13, 2000.

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


INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during the three-month and six-month periods ended October 23, 1999 and October 24, 1998, respectively.

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

Based upon the assessment phase, the Company believes that the majority of its non-IT systems, including the Company's printing presses, security systems, time clocks and manufacturing facilities, are Year 2000 compliant. The Company believes that there are no significant uses of micro-processing oriented equipment within its manufacturing systems and that the cost to address any components deemed to be non-compliant is not material. Based on information provided by vendors and suppliers in the compliance surveys, the Company also believes that the vast majority of its vendors and customers who have responded to the Company's compliance surveys are Year 2000 compliant. The Company intends to work directly with its key vendors, suppliers and distributors to avoid any business interruptions due to the Year 2000 Issue. For major third-parties with known Year 2000 compliance issues, contingency plans have been developed and were fully implemented by the end of November 1999.

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

If the Company and its customers, suppliers and vendors were not Year 2000 compliant by January 1, 2000, the most reasonably likely worst case scenario would be a temporary shutdown or cessation of distribution or manufacturing operations at one or more of the Company's facilities and a temporary inability of the Company to timely process customer orders and deliver products to customers. Any such shutdown could have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company's systems are not currently uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, the Company does not anticipate system wide failures as a result of the Year 2000 Issue. The Company's individual business units and Year 2000 committees have identified and considered various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operations, which would allow the Company to minimize the risks of any unresolved Year 2000 problems on their operations and to minimize the effect of any unforeseen Year 2000 failures.

The Company estimates that it will incur approximately $6.0 million of incremental expenses in connection with the Year 2000 Issue, of which substantially all of the $6.0 million has been incurred to date.

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

Approximately $87.5 million, or 30.5% of the Company's total assets at October 23, 1999, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

RISKS ASSOCIATED WITH CANADIAN OPERATIONS

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 27.7% and 32.2% of the Company's total net sales in the six months ended October 23, 1999 and the fiscal year ended April 24, 1999, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 24, 1999.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at October 23, 1999.

The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Credit Facility, the Company entered into interest rate collar agreements on July 22, 1999 and September 27, 1999. For a specified period, these interest rate collars have the effect of mitigating fluctuations in the Credit Facility's variable base interest rate by establishing an interest rate floor and an interest rate cap the Company will pay interest on the aggregate $50.0 million notional principal amount established in the collars. As a result, while these hedging arrangements are structured to reduce the Company's exposure to interest rate increases, they also limit the benefit the Company might otherwise have received from any interest rate decreases. These swaps will be cash settled quarterly, with interest expense adjusted for amounts paid or received.

                           PART II - OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Workflow Management, Inc. held its 1999 Annual Meeting of Stockholders on September 9, 1999. At the Annual Meeting, the following matters were acted upon by the stockholders:

1. Election of Directors. The following persons were elected as directors to serve a one year term, with the vote For and Withheld indicated below:



Director                                   For                                  Withheld
--------                                   ---                                  --------


Thomas A. Brown, Sr.                       11,201,050                             17,287
Thomas B. D'Agostino, Sr.                  11,201,051                             17,286
Thomas B. D'Agostino, Jr.                  11,201,044                             17,293
Steve R. Gibson                            11,201,050                             17,287
Gus J. James, II.                          11,201,045                             17,292
James J. Maiwurm                           11,199,947                             18,390
Roger J. Pearson                           11,201,050                             17,287
F. Craig Wilson                            11,201,025                             17,312


2.       Approval of the Workflow Management, Inc. 1999 Employee Stock Purchase
         Plan.


For                                 Against                            Abstain
---                                 -------                            -------
10,779,669                          419,716                             18,952

3. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2000 fiscal year.

For                                 Against                            Abstain
---                                 -------                            -------
10,925,983                          280,303                             12,051


ITEM 5.           OTHER INFORMATION.

       The Company has formed a wholly owned subsidiary named iGetSmart.com, Inc. ("iGetSmart"). Through the use of the Company's iGetSmart electronic inventory management system, iGetSmart will conduct e-commerce business that is currently conducted within the Company's Integrated Business Services Division. The Company's Board of Directors has directed management to (i) capitalize iGetSmart with the assets necessary to execute iGetSmart's business plan, and
(ii) proceed with an initial public offering of iGetSmart common stock and subsequent tax free spin-off of iGetSmart shares to the Company's stockholders.

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


                            WORKFLOW MANAGEMENT, INC.



       December 7, 1999               By: /s/ Thomas B. D'Agostino
    -----------------------              --------------------------
            Date                      Thomas B. D'Agostino
                                      Chairman of the Board, Chief Executive
                                        Officer, President, Director (Principal
                                        Executive Officer)



       December 7, 1999               By: /s/ Steve R. Gibson
   -----------------------                -------------------
             Date                     Steve R. Gibson
                                      Executive Vice President, Chief Financial
                                        Officer, Treasurer, Secretary (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)