Form 10-Q
period 2000-01-22
WORKFLOW MANAGEMENT INC
filed 2000-03-07
CIK 1055564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________________ to

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____.
                                               ---

     As of February 28, 2000, there were 12,840,941 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX



                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

         Consolidated Balance Sheet.............................................                  3
          January 22, 2000 (unaudited) and April 24, 1999

         Consolidated Statement of Income (unaudited)...........................                  4
          For the three months ended January 22, 2000 and January 23, 1999 and for the nine months ended January 22, 2000 and  January 23, 1999

         Consolidated Statement of Cash Flows (unaudited).......................                  5
          For the nine months ended January 22, 2000 and January 23, 1999

         Notes to Consolidated Financial Statements (unaudited).................                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................                 15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk  23


PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................                 24


Signatures......................................................................                 25





                                                                                      January 22,     April 24,
   ASSETS                                                                                2000            1999
   ------                                                                           ------------    -------------
                                                                                     (Unaudited)

Current assets:
   Cash and cash equivalents                                                        $      1,471    $        607
   Accounts receivable, less allowance for doubtful
     accounts of $3,881 and $4,481, respectively                                          83,399          78,807
   Inventories                                                                            43,667          36,152
   Prepaid expenses and other current assets                                              10,066           6,921
                                                                                    ------------    ------------
       Total current assets                                                              138,603         122,487

Property and equipment, net                                                               51,322          43,138
Intangible assets, net                                                                    89,745          64,488
Other assets                                                                              17,680           6,501
                                                                                    ------------    ------------
Total assets                                                                        $    297,350    $    236,614
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short-term debt                                                                  $        922    $      1,079
   Accounts payable                                                                       32,357          34,712
   Accrued compensation                                                                   11,632           9,391
   Accrued additional purchase consideration                                               9,476           1,188
   Other accrued liabilities                                                              14,280          10,892
                                                                                    ------------    ------------
Total current liabilities                                                                 68,667          57,262

Long-term debt                                                                           129,223         107,223
Subordinated related party debt                                                            4,164           4,136
Deferred income taxes                                                                      7,816           4,749
Other long-term liabilities                                                                  158              18
                                                                                    ------------    ------------
       Total liabilities                                                                 210,028         173,388
                                                                                    ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     authorized, 12,792,314 and 12,585,598 issued and
     outstanding, respectively                                                                13              13
   Additional paid-in capital                                                             50,701          47,685
   Notes receivable from officers                                                         (1,958)         (1,958)
   Accumulated other comprehensive income (loss)                                           3,174          (1,880)
   Retained earnings                                                                      35,392          19,366
                                                                                    ------------    ------------
Total stockholders' equity                                                                87,322          63,226
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    297,350    $    236,614
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                             Three Months Ended           Nine Months Ended
                                                      ----------------------------   ----------------------------
                                                        January 22,     January 23,    January 22,    January 23,
                                                           2000            1999           2000            1999
                                                      ------------    ------------   ------------    ------------


Revenues                                              $    138,478    $     95,542   $    388,700    $   276,128
Cost of revenues                                            98,400          67,539        275,327        198,460
                                                      ------------    ------------   ------------    -----------
       Gross profit                                         40,078          28,003        113,373         77,668

Selling, general and administrative expenses                29,623          21,356         84,021         59,900
Amortization expense                                           535             220          1,554            486
Strategic restructuring plan costs                                                                         3,818
                                                      ------------    ------------   ------------    -----------
       Operating income                                      9,920           6,427         27,798         13,464

Interest expense                                             2,746           1,287          7,655          3,242
Interest income                                               (116)            (39)          (226)          (125)
Gain on the sale of securities                              (4,156)                        (7,126)
Loss on the sale of subsidiary                                                                318
Other income                                                   (20)            (72)           (41)          (119)
                                                      ------------    ------------   ------------    -----------

Income before provision for income taxes                    11,466           5,251         27,218         10,466
Provision for income taxes                                   4,598           2,310         11,192          4,605
                                                      ------------    ------------   ------------    -----------
Net income                                            $      6,868    $      2,941   $     16,026    $     5,861
                                                      ============    ============   ============    ===========


Income per share:
       Basic                                          $       0.54    $       0.23   $       1.27    $      0.40
       Diluted                                        $       0.48    $       0.23   $       1.16    $      0.40

Weighted average common shares outstanding:
       Basic                                                12,708          13,065         12,644         14,575
       Diluted                                              14,410          13,069         13,772         14,646


          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                Nine Months Ended


                                                                                       January 22,     January 23,
                                                                                          2000            1999
                                                                                     ------------    -------------

Cash flows from operating activities:
   Net income                                                                         $    16,026    $     5,861
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization expense                                                 7,696          5,009
Gain on sale of securities                                                                 (7,126)
      Loss on sale of subsidiary                                                              318
      Compensation charge for options tendered in the strategic restructuring                              2,956
Other strategic restructuring plan costs, net of cash paid                                                (1,565)
Cash paid for restructuring costs                                                             (95)          (208)
Amortization of deferred financing costs                                                      549            369
      Changes in assets and liabilities  (net of assets acquired and liabilities assumed in business combinations):
        Accounts receivable                                                                (2,161)         3,165
        Inventories                                                                        (7,896)         2,490
        Prepaid expenses and other current assets                                          (2,993)          (687)
        Accounts payable                                                                   (4,734)        (6,371)
        Accrued compensation and other accrued liabilities                                  6,190          6,941
                                                                                      -----------    -----------
           Net cash provided by operating activities                                        5,774         17,960
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (25,279)       (21,355)
   Additions to property and equipment                                                    (10,053)        (6,769)
   Purchase of securities                                                                  (2,400)
   Proceeds on sale of securities                                                           8,926
   Cash collection of note receivable issued with sale of subsidiary                        1,500
   Cash received on the sale of property and equipment                                        502            154
   Cash collection of notes receivable from employees                                                      3,703
                                                                                      -----------    -----------
        Net cash used in investing activities                                             (26,804)       (24,267)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                81,950         96,984
   Payments of credit facility borrowings                                                 (62,139)       (38,934)
   Proceeds from issuance of subordinated related party debt                                               4,878
   Payments of other long-term debt                                                          (578)        (6,242)
   Proceeds from issuance of other long-term debt                                           1,518
   Payments of short-term debt, net                                                          (765)        (4,371)
   Retirement of common stock                                                                            (12,419)
   Issuance of notes receivable from officers                                                             (1,951)
   Payments of deferred financing costs                                                      (304)        (3,491)
   Proceeds from issuance of common stock                                                   2,167
   Payments to U.S. Office Products                                                                      (36,096)
   Capital contributed by U.S. Office Products                                                             8,510
                                                                                      -----------    -----------
      Net cash provided by financing activities                                            21,849          6,868
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                          45            (20)
                                                                                       ----------    -----------
Net increase in cash and cash equivalents                                                     864            541
Cash and cash equivalents at beginning of period                                              607            234
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     1,471    $       775
                                                                                      ===========    ===========

                                   (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                         Nine Months Ended
                                                                   January 22,     January 23,
                                                                         2000            1999
                                                                   ------------    ----------
Supplemental disclosures of cash flow information:

   Interest paid                                                   $      6,536    $     1,849
   Income taxes paid                                               $     11,036    $     5,564


During the nine months ended January 22, 2000 and January 23, 1999, the Company paid a total of $25,279 and $21,355 respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are presented as follows:

                                                              Nine Months Ended
                                                          ------------------------
                                                          January 22,   January 23,
                                                              2000          1999
                                                          ----------    ----------


 Accounts receivable                                       $ 5,038       $ 6,718
 Inventories                                                   943           495
 Prepaid expenses and other current assets                     616           218
 Property and equipment                                      6,057         1,799
 Intangible assets                                          26,700        16,868
 Other assets                                                   99
 Short-term debt                                              (601)          (16)
 Accounts payable                                           (3,386)       (3,113)
 Accrued compensation and other accrued liabilities         (9,121)       (1,573)
 Long-term debt                                               (986)          (41)
 Deferred income taxes                                         (80)
                                                           ----------    ----------
   Net assets acquired                                     $25,279       $21,355
                                                           ==========    ==========

Noncash transactions:

o During the nine months ended January 22, 2000, the Company accrued $9,476 as additional purchase consideration for earn-outs.

o During the nine months ended January 22, 2000, the Company recorded additional paid-in capital of $850 related to the tax benefit of stock options exercised.

o During the nine months ended January 22, 2000, the Company sold one of its subsidiaries and an associated building in exchange for notes receivable totaling $4,690.

o During the nine months ended January 22, 2000, the Company increased the investment carrying value of its securities available-for-sale by recording an unrealized holding gain in comprehensive income of $4,894.



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

Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 30,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 2,800 persons and has 24 manufacturing facilities in 10 states and 5 Canadian provinces, 27 distribution centers, 8 print-on-demand centers and 64 sales offices.


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

As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2000 and ended April 24, 1999, respectively. Certain reclassifications have been made to the prior period financial statements to conform to the presentation for the three months and nine months ended January 22, 2000.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 3 - INVENTORIES
--------------------


Inventories consist of the following:
                                            January 22, April 24,
                                               2000       1999
                                             -------    -------

Raw materials                                $13,950    $10,309
Work-in-process                                4,179      2,123
Finished goods                                25,538     23,720
                                             -------    -------
 Total inventories                           $43,667    $36,152
                                             =======    =======

NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

The Company entered into a secured $200,000 revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank during Fiscal 1999. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At January 22, 2000, the Company had $124,675 drawn against the Credit Facility at an average interest rate of 7.73%.

Subordinated Related Party Debt

During Fiscal 1999, the Company issued $4,127 in subordinated unsecured notes including attached warrants with a value of $751 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4,878. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility.

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


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the nine months ended January 22, 2000 were as follows:

Stockholders' equity balance at April 24, 1999                               $ 63,226
Issuance of common stock in conjunction with:
 Exercise of stock options, including tax benefits                              2,938
 Fees paid to outside members of the Company's board of directors                  79
Comprehensive income                                                           21,079
                                                                            ---------
Stockholders' equity balance at January 22, 2000                              $87,322
                                                                            =========


Comprehensive Income

The components of comprehensive income are as follows:



                                                    Three Months Ended                Nine Months Ended
                                                ------------------------          ------------------------
                                              January 22,      January 23,      January 22,      January 23,
                                                  2000            1999             2000             1999
                                                -------          -------          -------          -------


Net income                                      $ 6,868          $ 2,941          $16,026          $ 5,861
Other comprehensive income:
 Foreign currency translation
   adjustment, net of tax                           385              398              159           (1,787)
 Unrealized gain on available-for-sale
   securities, net of tax                         4,173            4,894
                                                -------          -------          -------          -------
Comprehensive income                            $11,426          $ 3,339          $21,079          $ 4,074
                                                =======          =======          =======          =======

Notes Receivable from Officers

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

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 6 - SALE OF SUBSIDIARY
---------------------------

On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3,790 and recorded a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1,500 8% note due on November 30, 1999 ("Short Term Note") and a $2,290 8% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's capital stock paid off the Short Term Note in full on November 30, 1999. The remaining note is collateralized by all of the assets of Hano and is subject to a limited guarantee with a third party up to a maximum of $2,000. The Company also entered into an agreement with Hano to sublease building space from Hano for $23 per month through December 2004.

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


NOTE 7 - INVESTMENT IN COMMON STOCK
-----------------------------------

In September 1999, the Company purchased 300 shares of PurchasePro.com, Inc. common stock in one transaction at $8 per share. The Company sold 150 shares during the three months ended October 23, 1999 and recorded a realized pre-tax gain of $1,808. The Company sold an additional 75 shares in November 1999 for a realized pre-tax gain of $5,318. As these shares sold in November 1999 were classified as trading securities and recorded at their fair value at October 23, 1999, $1,162 and $4,156 of the $5,318 total pre-tax gain was recorded in other income during the three months ended October 23, 1999 and January 22, 2000, respectively. The remaining 75 shares have been classified as available-for-sale securities based on the Company's intent and ability to retain the shares and are included in other assets at their fair value of $8,494. The resulting net of tax unrealized holding gain of $4,894 is included in other comprehensive income. All share and per share amounts of the investment in common stock have been adjusted to reflect the three-for-two stock dividend received by the Company subsequent to its investment.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                               (Unaudited)


NOTE 8 - EARNINGS PER SHARE ("EPS")
----------------------------------

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

                                                      Three Months Ended         Nine Months Ended
                                                    ------------------------   -----------------------
                                                    January 22,  January 23,  January 22,   January 23,
                                                        2000         1999         2000         1999
                                                    ---------    ----------   ----------    ----------

Basic earnings per share:

 Net income                                          $ 6,868      $ 2,941      $16,026      $ 5,861
                                                     =======      =======      =======      =======

 Weighted average number of
   common shares outstanding                          12,708       13,065       12,644       14,575
                                                     =======      =======      =======      =======

 Basic earnings per share                            $  0.54      $  0.23      $  1.27      $  0.40
                                                     =======      =======      =======      =======

Diluted earnings per share:

 Net income                                          $ 6,868      $ 2,941      $16,026      $ 5,861
                                                     =======      =======      =======      =======

 Weighted average number of:
   Common shares outstanding                          12,708       13,065       12,644       14,575
   Effect of dilutive employee stock options*          1,702            4        1,128           71
                                                     -------      -------      -------      -------
     Total                                            14,410       13,069       13,772       14,646
                                                     =======      =======      =======      =======

 Diluted earnings per share                          $  0.48      $  0.23      $  1.16      $  0.40
                                                     =======      =======      =======      =======

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

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 9 - BUSINESS COMBINATIONS
------------------------------

During the nine month period ended January 22, 2000, the Company completed five business combinations which were accounted for under the purchase method for an aggregate purchase price of $25,279 consisting entirely of cash. The total assets related to these acquisitions were $39,453, including goodwill and other intangible assets of $26,700. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

During Fiscal 1999, the Company made twelve acquisitions accounted for under the purchase method for an aggregate purchase price of $70,125, consisting entirely of cash. The total assets related to these acquisitions were $88,379, including intangible assets of $50,074. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

All of the Company's acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. Additional purchase consideration of $1,289 was paid by the Company in connection with these earn-out provisions during the nine months ended January 22, 2000, and another $9,476 is accrued for these earn-out provisions at January 22, 2000. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at January 22, 2000.

The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 22, 2000 and January 23, 1999, as if the Strategic Restructuring Plan, the divestiture of a subsidiary and the purchase acquisitions completed since the beginning of Fiscal 1999 had been consummated at the beginning of Fiscal 1999. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation at the acquired companies of $152, $1,940, $515 and $5,495 for the three months ended January 22, 2000 and January 23, 1999, and the nine months ended January 22, 2000 and January 23, 1999, respectively:

                             Three Months Ended         Nine Months Ended
                         ------------------------   --------------------------
                         January 22,  January 23,   January 22,    January 23,
                              2000         1999         2000            1999
                         -----------  -----------   ----------      ----------

Revenues                  $140,838     $133,961     $398,601        $393,447
Net income                   6,932        3,400       17,053          12,506

Earnings per share:
 Basic                    $   0.55     $   0.26     $   1.35        $   0.86
 Diluted                      0.48         0.26         1.24            0.85

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions, the divestiture and the Strategic Restructuring Plan occurred at the beginning of Fiscal 1999 or the results that may occur in the future.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 10 - SEGMENT REPORTING
---------------------------

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

The Company's Integrated Business Services Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Integrated Business Services Division also include transactions with customers utilizing the Company's proprietary iGetSmart inventory and distribution system. The Company's Fulfillment Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Fulfillment Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Fulfillment Division also provides product to the Company's Integrated Business Services Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead or strategic restructuring plan costs by segment in assessing performance.

Operating Segments

  The following table sets forth information as to the Company's reportable operating segments:

                                              Three Months Ended            Nine Months Ended
                                             ----------------------      -----------------------
                                            January 22,   January 23,   January 22,   January 23,
                                               2000          1999          2000          1999
                                             --------       -------      --------      --------

Revenues:
 Integrated Business Services Division       $ 59,196       $30,523      $154,377      $ 88,789
 Fulfillment Division                          80,319        67,586       239,873       194,424
 Intersegment                                  (1,037)       (2,567)       (5,550)       (7,085)
                                             --------       -------      --------      --------
   Total                                     $138,478       $95,542      $388,700      $276,128
                                             ========       =======      ========      ========

Operating income:
 Integrated Business Services Division       $  5,264       $ 2,211      $ 13,900      $  5,920
 Fulfillment Division                           7,426         5,772        20,465        15,453
 Corporate                                     (2,770)       (1,556)       (6,567)       (7,909)
                                             --------       -------      --------      --------
   Total                                     $  9,920       $ 6,427      $ 27,798      $ 13,464
                                             ========       =======      ========      ========

                                                                         January 22,   April 24,
                                                                            2000          1999
                                                                         --------      --------
Identifiable assets (at period end):
 Integrated Business Services Division                                   $ 98,857      $ 64,190
 Fulfillment Division                                                     179,316       165,007
 Corporate                                                                 19,177         7,417
                                                                         --------      --------
   Total                                                                 $297,350      $236,614
                                                                         ========      ========

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


Geographic Segments

  The following table sets forth information as to the Company's operations in its different geographic segments:

                                            Three Months Ended          Nine Months Ended
                                           ---------------------     -----------------------
                                          January 22,  January 23,  January 22,    January 23,
                                             2000         1999         2000           1999
                                           --------      -------     --------       --------

Revenues:
 United States                             $101,313      $66,561     $282,295       $186,102
 Canada                                      37,165       28,981      106,405         90,026
                                           --------      -------     --------       --------
   Total                                   $138,478      $95,542     $388,700       $276,128
                                           ========      =======     ========       ========

Operating income:
 United States                             $  6,265      $ 4,122     $ 18,560       $  6,165
 Canada                                       3,655        2,305        9,238          7,299
                                           --------      -------     --------       --------
   Total                                   $  9,920      $ 6,427     $ 27,798       $ 13,464
                                           ========      =======     ========       ========

                                                                    January 22,     April 24,
                                                                       2000           1999
                                                                     --------       --------
Identifiable assets (at period end):
 United States                                                       $235,005       $178,621
 Canada                                                                62,345         57,993
                                                                     --------       --------
   Total                                                             $297,350       $236,614
                                                                     ========       ========

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

Change in Fiscal Year End

Subsequent to January 22, 2000, the Company's Board of Directors passed a resolution approving a change in the Company's fiscal year-end from the last Saturday in April to April 30th of each year. This resolution will have the effect of changing the Fiscal 2000 year-end date from April 29, 2000 to April 30, 2000.

Sale of the Bank Boston Collar

Subsequent to January 22, 2000, the Company sold the Bank Boston Collar. Due to changes in market conditions and increases in interest rates, the Bank Boston Collar increased in value and was sold by the Company back to Bank Boston for $220. The resulting gain of $160 will be recorded in other income during the fourth quarter of Fiscal 2000.

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

Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 30,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 2,800 persons and has 24 manufacturing facilities in 10 states and 5 Canadian provinces, 27 distribution centers, 8 print-on-demand centers and 64 sales offices.

As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2000 and ended April 24, 1999, respectively. The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 24, 1999 included in the Company's Annual Report on Form 10-K.

Consolidated Results of Operations

  Three Months Ended January 22, 2000 Compared to Three Months Ended January 23, 1999

Consolidated revenues increased 44.9%, from $95.5 million for the three months ended January 23, 1999, to $138.5 million for the three months ended January 22, 2000. The Company's Integrated Business Services Division revenues increased by $28.7 million or 93.9% and its Fulfillment Division revenues increased by $12.7 million or 18.8% when comparing the three months ended January 22, 2000 to the three months ended January 23, 1999. These increases were primarily due to the Company's business combinations consummated after January 23, 1999. Revenues for the three months ended January 22, 2000, include revenues from seventeen companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 1999 (the "Purchased Companies"). Revenues for the three months ended January 23, 1999, include revenues from four of the Purchased Companies.

International revenues increased 28.2%, from $29.0 million, or 30.3% of consolidated revenues, for the three months ended January 23, 1999, to $37.2 million, or 26.8% of consolidated revenues, for the three months ended January 22, 2000. International revenues consisted exclusively of revenues generated in Canada and increased primarily due to one Canadian purchase acquisition consummated during the fourth quarter of Fiscal 1999.

Gross profit increased 43.1%, from $28.0 million, or 29.3% of revenues, for the three months ended January 23, 1999, to $40.1 million, or 28.9% of revenues, for the three months ended January 22, 2000. The increase in gross profit was primarily due to the Purchased Companies. The decrease in gross profit as a percentage of revenues was due to a change in the product mix resulting from the Purchased Companies and seasonality at certain of those Purchased Companies. During the three months ended January 22, 2000, the Company had significant commercial printing revenue from two subsidiaries that were acquired subsequent to the three-month period ended January 23, 1999. Commercial printing revenues typically have lower gross margins than those gross margin percentages historically recorded by the Company.

Selling, general and administrative expenses increased 38.7%, from $21.4 million, or 22.4% of revenues, for the three months ended January 23, 1999, to $29.6 million, or 21.4% of revenues, for the three months ended January 22, 2000. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies. This increase was partially offset by the benefits resulting from headcount reductions and cost saving measures commenced by the Company during Fiscal 1999. The decrease in selling, general and administrative expenses, as a percentage of revenues, during the three months ended January 22, 2000, was primarily due to the above mentioned headcount reductions and cost saving measures coupled with the Purchased Companies expensing selling, general and administrative costs at a lower percentage of revenue than historically recognized by the Company, due to the elimination of overhead and duplication of duties at certain Purchased Companies upon their acquisition by the Company.

Amortization expense increased 143.2%, from $220,000, or 0.2% of revenues, for the three months ended January 23, 1999, to $535,000, or 0.4% of revenues, for the three months ended January 22, 2000. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended January 22, 2000 versus the three months ended January 23, 1999.

Interest expense, net of interest income, increased 110.7%, from $1.2 million for the three months ended January 23, 1999, to $2.6 million for the three months ended January 22, 2000. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended January 22, 2000 as a result of the Company using funds available under its Credit Facility for acquisition purposes.

On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3.8 million and recorded a pre-tax loss on the sale of $318,000.

In September 1999, the Company purchased 300,000 shares of PurchasePro.com, Inc. common stock in one transaction at $8.00 per share. The Company sold 150,000 shares during the three months ended October 23, 1999 and recorded a realized pre-tax gain of $1.8 million. The Company sold an additional 75,000 shares in November 1999 for a realized pre-tax gain of $5.3 million. As these shares sold in November 1999 were classified as trading securities and recorded at their fair value at October 23, 1999, $1.2 million and $4.1 million of the $5.3 million total pre-tax gain was recorded in other income during the three months ended October 23, 1999 and January 22, 2000, respectively. The remaining 75,000 shares have been classified as available-for-sale securities based on the Company's intent and ability to retain the shares and are included in other assets at their fair value of $8.5 million. The resulting net of tax unrealized holding gain of $4.9 million is included in other comprehensive income. All share and per share amounts of the investment in common stock have been adjusted to reflect the three-for-two stock dividend received by the Company subsequent to its investment.

Other income decreased 72.2% from $72,000 for the three months ended January 23, 1999, to $20,000 for the three months ended January 22, 2000. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased 99.0% from $2.3 million for the three months ended January 23, 1999 to $4.6 million for the three months ended January 22, 2000, reflecting effective income tax rates of 44.0% and 40.1%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the three months ended January 22, 2000, the effective income tax rate was reduced due to the fact that the marketable securities gains were taxed at a 38.0% rate.


Nine Months Ended January 22, 2000 Compared to Nine Months Ended January 23,
1999

Consolidated revenues increased 40.8%, from $276.1 million for the nine months ended January 23, 1999, to $388.7 million for the nine months ended January 22, 2000. The Company's Integrated Business Services Division revenues increased by $65.6 million or 73.9% and its Fulfillment Division revenues increased by $45.4 million or 23.4% when comparing the nine months ended January 22, 2000 to the nine months ended January 23, 1999. These increases were primarily due to the Company's business combinations consummated after January 23, 1999. Revenues for the nine months ended January 22, 2000, include revenues from seventeen of the Purchased Companies. Revenues for the nine months ended January 23, 1999 include revenues from four of the Purchased Companies.

International revenues increased 18.2%, from $90.0 million, or 32.6% of consolidated revenues, for the nine months ended January 23, 1999, to $106.4 million, or 27.4% of consolidated revenues, for the nine months ended January 22, 2000. International revenues consisted exclusively of revenues generated in Canada and increased primarily due to one Canadian purchase acquisition consummated during the fourth quarter of Fiscal 1999.

Gross profit increased 46.0%, from $77.7 million, or 28.1% of revenues, for the nine months ended January 23, 1999, to $113.4 million, or 29.2% of revenues, for the nine months ended January 22, 2000. The increase in gross profit was primarily due to the Purchased Companies. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than historically has been recognized by the Company.

Selling, general and administrative expenses increased 40.3%, from $59.9 million, or 21.7% of revenues, for the nine months ended January 23, 1999, to $84.0 million, or 21.6% of revenues, for the nine months ended January 22, 2000. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies. This increase was partially offset by the benefits resulting from headcount reductions and cost saving measures commenced by the Company during Fiscal 1999. The decrease in selling, general and administrative expenses, as a percentage of revenues, during the nine months ended January 22, 2000, was primarily due to the above mentioned headcount reductions and cost saving measures coupled with the Purchased Companies expensing selling, general and administrative costs at a lower percentage of revenue than historically recognized by the Company, due to the elimination of overhead and duplication of duties at certain Purchased Companies upon their acquisition by the Company.

Amortization expense increased 219.8%, from $486,000, or 0.2% of revenues, for the nine months ended January 23, 1999, to $1.6 million, or 0.4% of revenues, for the nine months ended January 22, 2000. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the nine months ended January 22, 2000 versus the nine months ended January 23, 1999.

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

Interest expense, net of interest income, increased 138.3%, from $3.1 million for the nine months ended January 23, 1999, to $7.4 million for the nine months ended January 22, 2000. This increase in net interest expense was due to the increased level of debt outstanding during the nine months ended January 22, 2000 as a result of the Company using funds available under its Credit Facility for acquisition purposes.

As discussed above, on September 24, 1999, the Company sold all of the outstanding capital stock of Hano for $3.8 million and recorded a pre-tax loss on the sale of $318,000.

As also discussed above, in September 1999, the Company sold 225,000 shares of an investment during the nine months ended January 22, 2000 and recognized the realized gains.

Other income decreased 65.5% from $119,000 for the nine months ended January 23, 1999, to $41,000 for the nine months ended January 22, 2000. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Provision for income taxes increased 143.0%, from $4.6 million for the nine months ended January 23, 1999, to $11.2 million for the nine months ended January 22, 2000, reflecting effective income tax rates of 44.0% and 41.1%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the nine months ended January 22, 2000 the effective income tax rate was reduced due to the fact that the marketable securities gains were taxed at a 38.0% rate.

Liquidity and Capital Resources

At January 22, 2000, the Company had working capital of $69.9 million. The Company's capitalization, defined as the sum of long-term debt, subordinated related party debt and stockholders' equity, at January 22, 2000 was approximately $220.7 million.

Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at January 22, 2000, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $12.0 million for new equipment and maintenance.

During the nine months ended January 22, 2000, net cash provided by operating
activities was $5.8 million.   Net cash used in investing activities was $26.8
million, including $25.3 million used for acquisitions, $10.1 million used for capital expenditures and $2.4 million used for the purchase of marketable securities which were partially offset by $8.9 million generated from the sale of certain securities and the collection of a $1.5 million note receivable issued in conjunction with the divestiture of a subsidiary. Net cash provided by financing activities was $21.8 million, which included $19.8 million in net borrowings by the Company on its revolving credit facility to primarily pay for acquisitions and $2.2 million in proceeds from the issuance of common stock.

During the nine months ended January 23, 1999, net cash provided by operating
activities was $18.0 million.   Net cash used in investing activities was $24.3
million, including $21.4 million used for acquisitions, $6.8 million used for additions to property and equipment which were partially offset by the collection of $3.7 million in notes receivable from employees. Net cash provided by financing activities was $6.9 million, which included $52.3 million in net borrowings by the Company and an $8.5 million capital contribution by U.S. Office Products which were partially offset by $36.1 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan, $12.4 million paid to retire the Company's common stock, $3.5 million paid in deferred financing fees and $2.0 million used for the issuance of notes receivable from officers.

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 27.4% of the Company's total net sales for the nine months ended January 22, 2000. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

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

The Company entered into a secured $200.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Deutsche Bank during Fiscal 1999. The Credit Facility matures on June 10, 2003 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At February 28, 2000, the Company had $128.3 million drawn against the Credit Facility at an average interest rate of 7.39%.

During Fiscal 1999, the Company issued $4.1 million in subordinated unsecured notes with attached warrants (the "Subordinated Notes") to certain members of the Company's management. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility.

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

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations and acquisition purposes for the next twelve months. The Company expects that additional financing under the Credit Facility will be sufficient to meet its long-term liquidity requirements for operations. However, the Company intends to pursue acquisitions in the next twelve months and thereafter which are expected to be funded through cash, stock or a combination thereof. The Company may have to seek additional funding for its long-term liquidity from the issuance of additional bank debt, the issuance of public debt or the issuance of additional common stock in the public markets. There can be no assurance that additional sources of financing will not be required during the next twelve months or thereafter.


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

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during the three-month and nine-month periods ended January 22, 2000 and January 23, 1999, respectively.


Year 2000 Issue

Many existing computer programs were designed and developed without considering the impact of the change in the century and consequently used only two digits to identify a year in the date field. If not corrected, many computer applications could have failed or created erroneous results by or at the year 2000 (the "Year 2000 Issue" or "Year 2000"). The Company created an internal task force to identify, assess and remediate potential Year 2000 computer problems (the "Year 2000 Project").

Prior to January 1, 2000, the Company completed its testing and remediation of both information technology (IT) and non-IT systems that required attention and resources to be Year 2000 compliant. As a result of the Year 2000 Project efforts, the Company experienced no significant disruptions in operations and believes all of its systems successfully responded to the Year 2000 Issue. However, although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those relating to third parties with whom the Company has material business relations have been resolved. The Company has a contingency plan in place to mitigate the potential effects, if any, that may arise. The Company incurred approximately $6.0 million of incremental expenses in connection with the Year 2000 Issue.


Recent Developments

Change in Fiscal Year End

On February 15, 2000, the Company's Board of Directors passed a resolution approving a change in the Company's fiscal year-end from the last Saturday in April to April 30th of each year. This resolution will have the effect of changing the Fiscal 2000 year-end date from April 29, 2000 to April 30, 2000.


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

Approximately $89.7 million, or 30.2% of the Company's total assets at January 22, 2000, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Associated with Canadian Operations

Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 27.4% and 32.2% of the Company's total net sales in the nine months ended January 22, 2000 and the fiscal year ended April 24, 1999, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 24, 1999.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at January 22, 2000.

The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Credit Facility, the Company entered into an interest rate collar agreement on September 27, 1999. For a specified period, this interest rate collar has the effect of mitigating fluctuations in the Credit Facility's variable base interest rate by establishing an interest rate floor and an interest rate cap the Company will pay on $25.0 million notional principal amount established in the collar. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received.

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


                           WORKFLOW MANAGEMENT, INC.



      March 7, 2000        By: /s/ Thomas B. D'Agostino
  ------------------          -------------------------
        Date                  Thomas B. D'Agostino
                              Chairman of the Board, Chief Executive
                              Officer, President, Director (Principal
                              Executive Officer)



      March 7, 2000        By: /s/ Steve R. Gibson
  ------------------          ---------------------------
         Date                 Steve R. Gibson
                              Director, Executive Vice President,
                              Chief Financial Officer,
                              Treasurer, Secretary (Principal Financial
                              Officer and Principal Accounting Officer)