Form 10-K405
period 2000-04-30
WORKFLOW MANAGEMENT INC
filed 2000-07-28
CIK 1055564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ____________________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 2000

                        Commission file number 0-24383

                           WORKFLOW MANAGEMENT, INC.

            (Exact name of registrant as specified in its charter)

               Delaware                                             06-1507104
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
     of incorporation or organization)


     241 Royal Palm Way, Palm Beach, Florida                             33480
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

                                 Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No _______
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 17, 2000: $143,900,957.

     The number of shares of common stock of the registrant outstanding as of July 17, 2000: 12,911,487.

                                    PART I


     The following discussion is qualified in its entirety by the detailed information, including "Risk Factors" in Item 1 and the consolidated financial statements of Workflow Management, Inc. (the "Company" or "Workflow Management") in Item 8 appearing elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "expect," "plan" and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1. Business - Risk Factors," "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed elsewhere in this Form 10-K.


Item 1.  Business

Spin-off Transaction

     Workflow Management was incorporated in the state of Delaware on February 13, 1998. The Company currently conducts its operations through 22 direct or indirect United States and Canadian subsidiaries. The principal executive offices of the Company are located at 241 Royal Palm Way, Palm Beach, Florida 33480. Workflow Management's telephone number is (561) 659-6551.

     Workflow Management was formed by U.S. Office Products Company, a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that closed in June 1998 ("Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products common stock ("U.S. Office Products Common Stock") 14,642,981 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share (the "Common Stock" or "Company Common Stock"). Holders of U.S. Office Products Common Stock were not required to pay any consideration for the shares of Company Common Stock they received in the Workflow Distribution. The Workflow Distribution occurred on June 9, 1998 (the "Distribution Date").

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

     .    a Distribution Agreement (the "Distribution Agreement"), pursuant to which (i) the equity interests of the U.S. Office Products subsidiaries engaged in the print management business were transferred to the Company, (ii) liabilities were allocated among the Company, U.S. Office Products and the other Spin-Off Companies and (iii) the Company, U.S. Office Products and the other Spin-Off Companies agreed to indemnify one another for liabilities allocated to them under the Distribution Agreement and a share of certain other liabilities. See "Risk Factors - Risks Related to Allocation for Certain Liabilities" below.

     .    a Tax Allocation Agreement (the "Tax Allocation Agreement"), pursuant to which (i) the Company is responsible for its share of U.S. Office Products' consolidated income tax liability for the years it was included in U.S. Office Products' consolidated federal income tax returns, (ii) the Company, U.S. Office Products and the other Spin-Off Companies share certain state, local and foreign taxes, and (iii) the Company has (a) indemnified U.S. Office Products for certain taxes if they are assessed against U.S. Office Products as a result of the Workflow Distribution or the Related Distributions and (b) jointly and severally indemnified U.S. Office Products for certain taxes resulting from certain acts taken by the Company or any of the other Spin-Off Companies. The joint and several liabilities of the Company and the other Spin-Off Companies have been allocated pursuant to a separate agreement (the "Tax Indemnification Agreement"). As a consequence, the Company is primarily liable for taxes resulting from acts taken by the Company and liable (subject to rights of indemnification under the Tax Indemnification Agreement) for taxes resulting from acts taken by the other Spin-Off Companies. See "Risk Factors - Potential Liability for Taxes Related to the Distributions" below.

     .    an Employee Benefits Agreement (the "Employee Benefits Agreement"),
pursuant to which the assets, liabilities and responsibilities with respect to employee benefit plans and programs and certain related matters were allocated among the Company, U.S. Office Products and the other Spin-Off Companies.

Company Overview

     Workflow Management is a leading integrator of graphic arts companies, providing a variety of print and office products and related management services to more than 44,000 businesses in the United States and Canada. During the fiscal year ended April 30, 2000, the Company acquired six companies, increasing Company revenues by 39.9% to $547.1 million, operating income by 75.4% to $37.2 million and net income by 154.7% to $23.2 million in the fiscal year ended April 30, 2000 when compared to the fiscal year ended April 24, 1999. The Company is comprised of two main operating divisions - Integrated Business Services, which provides customers with print management services, including the iGetSmart(SM) e-commerce solution, designed to minimize the costs of procuring, storing and using consumable office products, and Fulfillment, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Currently, Workflow Management employs approximately 3,100 persons and has 20 manufacturing facilities in 6 states and 4 Canadian Provinces, 11 distribution centers, 11 print-on-demand centers and 56 sales offices. The Company intends to continue to pursue its strategic acquisition program to extend its geographic scope and market penetration in the highly fragmented graphic arts industry, and to increase sales to existing customers by cross-selling printed office products and e-commerce systems solutions.

     Workflow Management's Integrated Business Services Division is a leading distributor of printed office products in North America. The division has over 400 salespeople and customer service representatives committed to reducing customers' overhead and direct costs associated with the management of printed products. By outsourcing non-core operations such as the purchasing, storage and use of consumable office products to such trained specialists, customers realize decreased costs and improved control over print management services.
The Company's Integrated Business Services Division solicits competitive bids from a base of over 16,000 vendors (including the Company's own manufacturing centers), establishes more efficient inventory levels, and consolidates requisitions, production and deliveries. In addition, the division performs
design and procurement services for its customers.   The graphic arts products
primarily distributed by the Integrated Business Services Division include commercial printing, custom business forms, signs and labels, advertising specialty products and office products. Workflow Management plans to continue to expand its product lines and services and to promote its print and facilities management services.

     The Company believes that its proprietary technology and systems are central to its ability to capitalize effectively on industry outsourcing trends and provide it with a competitive advantage. Consequently, on April 29, 1999, the Company established a new operating division within the Integrated Business Services Division known as iGetSmart.com, which licenses and supports the Company's iGetSmart electronic outsourcing and facilities management system.
The iGetSmart system was developed by a predecessor of SFI of Delaware, LLC ("SFI"), the Company's principal distribution subsidiary, in 1986. The assets pertaining to the iGetSmart system were segregated and transferred by SFI into a separate wholly owned subsidiary of the Company, iGetSmart.com, Inc. ("iGetSmart.com"), on February 15, 2000. The iGetSmart system is an intranet- and Internet-based business-to-business electronic commerce solution, which enables print vendors and distributors (collectively, "resellers") to provide automated inventory management and order fulfillment of consumable office products for their end-user customers. In addition, iGetSmart.com offers resellers access to its nationwide warehousing network to further facilitate the order, storage and shipment of products to their customers. Customers of resellers either place product orders directly through iGetSmart or contact their reseller sales representatives to place orders through the system. The orders are then electronically routed to a distribution facility for delivery. The iGetSmart system has been licensed to SFI and to other competitors of SFI. iGetSmart.com is also the preferred provider of graphic arts products for PurchasePro.com, an electronic business-to-business bidding marketplace, through which iGetSmart.com can directly fulfill customer orders as well as link customers to a nationwide vendor network. The Company believes that the iGetSmart system has enabled the Company to position itself as a premier technology deployer, thus increasing the Company's range of services, its attractiveness to potential acquisition targets and its overall competitive advantage. Workflow Management expects iGetSmart.com to expand its software application and warehousing services, broaden its reseller and end-user customer base and potentially grow through acquisitions.

     The Company's Fulfillment Division manufactures and prints a full range of products for wholesale and retail customers, including customers of the Integrated Business Services Division, with production centers located throughout the United States and Canada. "Fulfillment" is defined by the Company as the direct manufacture, supply and delivery of products to wholesale or retail customers. The division's product line includes: (i) envelopes, including specialty envelopes for uses such as credit card solicitations, annual reports, direct mail and airline itinerary jackets; (ii) documents, such as custom invoices, purchase orders and checks; (iii) commercial printing, such as product and corporate brochures, catalogs and directories; (iv) direct mail literature; (v) specialty packaging; (vi) labels and signs, including high quality silkscreen and flexographic labels and signs; and (vii) print-on-demand, such as that provided by the Company's Imagenet Document Manager that provides access via the Internet. The Company believes that its Fulfillment Division is one of the leading printers of envelopes in the Northeastern United States and its Canadian operations constitute one of Canada's largest wholesale document manufacturers. The division also has several digital pre-press systems for converting text and graphics to film and plates prior to printing, enabling the division to offer design services to its customers.

Workflow Management's Fulfillment Division has approximately 2,300 employees, of which 373 are in sales and sales support and more than 1,550 are in manufacturing.

     The Company's printing operations, combined with its extensive vendor network and distribution capability, give the Company broad flexibility to meet customers' demand for printed products. For the fiscal year ended April 30, 2000, approximately 40.5% of the Company's revenues were derived from products purchased by the Company for distribution, and 59.5% were derived from products manufactured by the Company.

     The document, envelope and commercial printing industries that comprise the graphic arts businesses are highly fragmented, and the Company believes integration opportunities exist within these industries. Management believes that there are approximately 300 envelope manufacturers in the U.S., and that the commercial printing industry is composed of approximately 34,000 printing plants, 76% of which have fewer than 10 employees. According to statistics released by Printing Industries of America, Inc., in 1999 (i) direct mail and packaging printers grew at a rate of 7.2% and 4.3% respectively, (ii) document printing increased by 2.6%, and (ii) the commercial printing market grew by over 7%.

Business Strategy

     The Company's objective is to become the leading single source provider of consumable office products and related printing and distribution services to businesses of all sizes. To attain its goal, Workflow Management's strategy includes external growth, through the acquisition of established and profitable graphic arts and distribution businesses in markets with attractive growth opportunities, and internal growth, through product development, cross-selling of the full suite of the Company's products and services to its subsidiaries, and cross-utilization of the Company's proprietary e-commerce systems. In addition, the Company intends to further develop its iGetSmart.com business by licensing its proprietary electronic inventory management system to other resellers and establishing strategic alliances with other electronic commerce companies focused on business-to-business and supply chain management services, such as PurchasePro.com, Inc. As the Company pursues its acquisition strategy, it may also determine, from time to time, that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. The Company divested one of its Fulfillment Division subsidiaries during Fiscal 2000 and may consider further divestiture of low-growth product lines to improve the Company's overall financial condition.

     Workflow Management believes that it possesses several competitive advantages in the implementation of its strategic acquisition plan for maximizing external growth. The Company bases this belief on management's acquisition and integration experience both before and after the Workflow Distribution. Also, the Company believes that its status as a leading distributor of printed products and its e-commerce capabilities make it the "acquirer of choice" among the large population of independent distributors, as well as among numerous print manufacturers seeking vendor relationships with the Company's nationwide sales force. As the Company acquires new businesses, it seeks to achieve operating efficiencies through the consolidation of insurance, administration, financial management and other administrative functions. The types of companies Workflow Management targets for acquisition in the North American graphic arts industry are (i) distributors strategically positioned in new geographic regions, particularly those that demonstrate the potential for increasing sales with the iGetSmart system, and (ii) value-added providers of high demand printed products that are either currently provided by the Company or that further diversify the Company's overall product line. Consideration for acquisitions has typically been in the form of cash paid at closing and three to five year contingent cash "earn-out" payments based on the acquired company's performance following the closing of the acquisition. The Company may utilize its common stock as a form of purchase price in future acquisitions. See "Risk Factors."

     Workflow Management intends to grow internally through product development, cross-marketing and cross-utilization of its proprietary technology, particularly the iGetSmart and Imagenet Document Manager systems. The Integrated Business Services Division encourages its sales representatives to utilize the Company's manufacturing subsidiaries for customer orders. The division's management team also regularly trains its sales force on the various capabilities of the iGetSmart electronic outsourcing system. By establishing the iGetSmart.com division and dedicating resources to such operations, the Company expects to (i) further enhance its software application and distribution services to increase its competitive advantage with SFI's end-user customers, and (ii) offer such services to other print resellers in exchange for license and service fees. The ability of the Company's sales force to supplant the purchasing departments of its customers enables the Company to better understand the requirements of all sizes of businesses, and fosters close business relationships between the Company and its customers. Workflow Management believes that its knowledge of customer requirements and these relationships enable the Company to identify new product lines and services in response to emerging customer opportunities and provide cross-marketing opportunities for the Company's various product lines and services. The Company also intends to increase internal growth by implementing the Imagenet desktop printing solution on a Company-wide basis.

Product Lines

     Integrated Business Services Division - Print Management Services

     In addition to the products printed directly by Workflow Management's Fulfillment Division, the Company offers its customers advertising specialty and office products which are provided by its nationwide network of over 16,000 vendors. The Company supports its product offering with a selection of value-added services. For many businesses, the costs of managing, storing and using printed products exceed their purchase price. The Company seeks to control these costs and improve efficiency throughout the workflow by providing systems analysis, design, and facilities and inventory management services. Workflow Management's Integrated Business Services Division delivers its print management services through iGetSmart and Informa, its proprietary computerized transaction and information systems. The Company does not charge a separate fee for its management services, but instead tailors its product pricing to reflect the services provided.

     iGetSmart System. Two of the Company's subsidiaries, SFI and iGetSmart.com, offer the iGetSmart system in the United States. iGetSmart.com licenses the iGetSmart system to print resellers, including SFI, which in turn offer the system to their customers. The iGetSmart system provides transaction, reporting and control capabilities to SFI, other licensed print resellers and their respective customers. SFI introduced iGetSmart in 1986, and SFI re-engineered the system in 1993 to incorporate advances in hardware and software technologies. The system's transaction database now includes more than 500,000 SKUs and 9,697 active customers. SFI has linked 3,600 vendors to the system to which customer orders are outsourced. Customers can access iGetSmart either off-line, through a licensed company's sales and customer support personnel, or on-line, through wide area network, dial-up, leased-line, and Internet connections. The Company believes this array of delivery options makes iGetSmart attractive to print resellers by automating many of the time-consuming steps of the procurement cycle and strengthening the resellers' relationship with their existing customers with increased productivity and reduced operating costs. End-user customers of every size and complexity also benefit by improved inventory controls and increased focus on core competencies. The discussion below summarizes the various support functions of the iGetSmart system. iGetSmart.com is continually refining and enhancing the iGetSmart system.

     A customer of a reseller can initiate a distribution from inventory by issuing a requisition through iGetSmart. iGetSmart then allocates the merchandise to the cost center and routes the release to the appropriate distribution facility, which may be an iGetSmart.com leased or managed warehouse. Reseller customers can specify their minimum inventory requirements or can rely on iGetSmart's ongoing analysis of usage patterns and lead times. iGetSmart notifies a reseller's sales representative and customer when a re-order point is reached, and the representative negotiates a new purchase order with the customer. The purchase order is entered into the system and iGetSmart tracks the order to the product's receipt at the appropriate distribution center. At this point, the storage, shipment, usage and re-order cycle begins again. Throughout the cycle, the system supports inventory transfers and write-offs, returns of items requisitioned in error, and purchases that are shipped directly to customers by a reseller's vendors. iGetSmart produces invoices when merchandise is received at a reseller or iGetSmart.com's distribution centers, as the case may be, or when it is shipped to customers, and tracks invoices through to remittance. All transactions can be consummated in a number of electronic formats required by customers' data processing operations. iGetSmart also offers electronic catalogs of 400,000 promotional products and 35,000 office products. The catalogs provide product images and descriptions, as well as powerful search engines enabling customers to locate the products best suited to their requirements.

     iGetSmart can generate more than 130 real-time and periodic reports to customers of resellers. These reports detail, summarize, and analyze purchases, inventory levels, utilization rates, and billing by cost center, product, and product line to meet each customer's specific needs. Reports can be viewed on-screen in real time, printed at the customer's premises, printed remotely and delivered to a customer, or transmitted electronically for further processing by a customer's internal management information system. The iGetSmart system maintains five years of historical data on-line for comparative reports and analyses. In addition, iGetSmart's Base Line Pricing Report routinely analyzes changes in prices charged to managed accounts, an analysis the Company believes is unique in the industry.

     iGetSmart also provides customers of resellers with a system of management controls for certain services. Customers may control cost center access with passwords, allocate inventories to cost centers, limit the transacting and reporting authority of each cost center by product or product line, constrain purchases and requisitions to amounts budgeted for each cost center, and suspend transactions until they are reviewed and approved. A licensed reseller of iGetSmart can customize the system to create optimal programs for its customers.

     Informa System. Workflow Management offers the Informa system in Canada. Informa supports requisition, distribution, and digital imaging services with a central transaction database and a variety of customer interfaces. In addition to sophisticated print-on-demand capabilities, Informa provides much of the functionality of the iGetSmart system: inventory inquiries and releases; order tracking; usage analysis and forecasting; detailed reporting for cost centers and products; and procurement-card, EDI billings and X.12

EDI ordering. Customer interfaces include terminal access, a graphical user interface client, e-mail, world wide web browser, touch-tone, and automated voice recognition. Informa is accessed through leased lines, dial-up service, Internet and wide area networks.

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

     Workflow Management provides customers with worldwide web-access to Informa through Imagenet. This application provides a browser interface to Informa's transaction and reporting features for managing and distributing inventories held for customers. The application also offers a full-featured document librarian, with image storage, retrieval, viewing, downloading, archiving, and version control. In addition, Imagenet provides estimation and requisition for digital print-on-demand orders. Production images for these orders can be uploaded to the world wide web or retrieved from the application's document library.

     The following table sets forth the amount of the Company's revenues (in thousands) derived from its reportable operating segments:


                                                                    Fiscal Year Ended
                                                   ----------------------------------------------------
                                                   April 30, 2000     April 24, 1999    April 25, 1998
                                                   ---------------  ------------------  ---------------

          Integrated Business Services Division          $222,533            $125,950         $104,479
          Fulfillment Division                            331,826             274,968          255,456
          Intersegment                                     (7,298)             (9,966)          (6,584)
                                                         --------            --------         --------
            Total                                        $547,061            $390,952         $353,351
                                                         ========            ========         ========

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

Operations

     Distribution.   Products manufactured by Workflow Management are either
shipped directly to customers or held in inventory and shipped as requisitioned by customers. Finished goods purchased by the Company from manufacturers and wholesalers are either shipped directly to customers by vendors, or shipped to, stored in, and shipped from one of the Company's distribution centers. Workflow Management owns or leases 11 distribution centers and rents additional warehouse space as necessary. Approximately 200 distribution personnel are employed by Workflow Management. Products are transported from the Company's suppliers and to its customers by short-haul, regional, contract and custom carriers, as well as by air and ground courier services.

     Sales. Workflow Management sells its products directly to end-users, as well as to distributors and brokers who re-sell to end-users. The Company employs more than 800 sales representatives and customer service personnel in 56 sales offices throughout the United States and Canada. Sales representatives are compensated primarily through commissions. Commissioned sales representatives are compensated based on either product sales or gross margins. In addition to the Company's line of documents, commercial printing, envelopes and related products, the Integrated Business Services Division sales force offers value-added services including workflow analysis, design, document management and print-on-demand. The Company's sales force is supported by its iGetSmart and Informa transaction and information systems.

     Integrated Business Services Division - Purchasing and Manufacturing

     Purchasing. Workflow Management's Integrated Business Services Division purchases finished goods for resale to customers. These finished goods include the Company's full line of documents, envelopes, commercial printing, direct mail, packaging, labels and print-on-demand. In addition to the Company's manufacturing subsidiaries, Workflow Management has more than 5,500 suppliers of finished goods, including, among the largest, Hano Document Printers, Times Printing Co., Inc., Rolls Offset Printing Co. and Banta Corporation.

     Manufacturing. Although the Integrated Business Services Division primarily purchases finished goods from outside vendors for resale to customers, the division's principal subsidiary, SFI, has some document manufacturing operations in its Norfolk, Virginia facility. Approximately 2% of SFI's revenues are derived from sales of documents manufactured by SFI.

     Fulfillment Division - Purchasing and Manufacturing

     Purchasing. Workflow Management's Fulfillment Division purchases raw materials such as paper stock, ink, stock envelopes, adhesives, plates, film, chemicals and cartons from a variety of manufacturers and resellers. These materials are purchased job-by-job or under contracts with terms of up to two years. Longer-term supply contracts generally specify services to be provided and may guarantee product availability, but typically reserve to vendors the right to adjust prices as required by market conditions. The largest suppliers of paper stock to the Company's Fulfillment Division are Williamette Industries, Inc., Tri-State Envelope Corp., National Envelope Corp., Coast Paper and Weyerhauser of Canada.

     Manufacturing. The Company's Fulfillment Division produces documents, envelopes, commercial print, direct mail, packaging, labels, and print-on-demand. Workflow Management operates 20 manufacturing facilities in 6 states and 4 Canadian Provinces. These plants employ more than 1,550 manufacturing personnel and utilize over 210 presses and other machines. The Company's broad line of conventional and specialty envelopes are manufactured in four plants located in New York, New Jersey and Pennsylvania. The envelope plants currently operate more than 117 printing and related machines. The Company has a label production facility in Columbia, South Carolina, a direct mail printer in Santa Ana, California, a packaging plant in Hoboken, New Jersey, a commercial printing facility in Calgary, Alberta and a business card printer in Lorton, Virginia. Workflow Management operates a network of eleven Imagenet print-on-demand facilities in Canada, providing digital imaging and litho quick printing. The Company also operates several conventional and digital pre-press systems for converting text and graphics to film and plates prior to printing. Among these pre-press capabilities are several state-of-the-art digital systems which enhance overall production efficiency and provide high-process capabilities to customers.


Customers

     Workflow Management has more than 44,000 customers ranging in size from small office/home office businesses to Fortune 500 companies in industries such as healthcare, insurance, energy, advertising, travel and financial services. Significant customers of the Company include: Bank of Montreal; PTC, Inc.; Citibank N.A.; KB Toys; Health Insurance Plan of Greater New York, Inc.; Capital One Financial Group; Banco Popular, Inc.; Kraft Foods, Inc.; Shell Canada Limited; and Automatic Data Processing, Inc.

     The Company's five largest customers accounted for 16.3% and 14.3% of the Company's net sales for the fiscal years ended April 30, 2000 and April 24, 1999, respectively. The Company's single largest customer accounted for 4.2% and 4.5% of net sales for the fiscal years ended April 30, 2000 and April 24, 1999, respectively.

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

     Although Workflow Management's divisions often compete with large and small businesses, its Fulfillment Division competes against the largest competitors in the North American documents, envelopes and commercial printing industry, most of which have substantially greater financial resources than the Company. Most of the Company's competitors in the consumable office products distribution market for the Company's Integrated Business Services Division are small, regional distributors.

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

     As the Company devotes further resources to its e-commerce iGetSmart system, the Company will compete primarily with start-up companies focused solely on print procurement electronic systems.

Employees

     Workflow Management currently has approximately 3,100 full and part-time employees, including approximately 800 in sales and sales support and approximately 1,600 in print production. Approximately 18% of the Company's employees in the United States and approximately 5% of the Company's employees in Canada are represented by labor unions. There can be no assurance that work stoppages or strikes will not occur. The Company considers its employee relations to be good.

Intellectual Property

     Workflow Management has more than 40 registered trademarks in the U.S. and Canada. The Company believes that its trademarks and other proprietary rights are material to the operations of its business. Workflow Management regards its iGetSmart, Informa and Imagenet software as proprietary, and relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its rights. Workflow Management is not aware that any of its software, trademarks or other proprietary rights are being infringed by third parties, or that they infringe proprietary rights of third parties.

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

Executive Officers

     Thomas B. D'Agostino, Sr., 58, is Chairman of the Board. From February 1998 until April 2000, Mr. D'Agostino, Sr. served as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. D'Agostino, Sr. was President of SFI Corp. ("SFI Corp."), an office and printed products distribution company and predecessor of SFI, and of SFI Corp.'s predecessor company, Forms & Peripherals, Inc., from 1972 until 1998. He was appointed President of U.S. Office Products' Print Management Division in January 1997 when U.S. Office Products acquired SFI Corp.

     Steve R. Gibson, 41, was appointed President and Chief Executive Officer of Workflow Management in April 2000. Previously, Mr. Gibson had served as the Executive Vice President and Chief Financial Officer of the Company, the position to which he was appointed in April 1998. From February 1997 until April 1998, Mr. Gibson was President of Cortez Financial Services, Inc., an investment banking company. From May 1985 to February 1997, he was employed in various positions at NationsBank Corporation, ultimately serving as Senior Vice President.

     Thomas B. D'Agostino, Jr., 33, was appointed President and Chief Executive Officer of iGetSmart.com, Inc., the Company's e-commerce subsidiary, in August 1999. Mr. D'Agostino, Jr. also served as President and Chief Operating Officer of the Company's Integrated Business Services Division since December 1998, and has served as President of SFI, the Company's principal distribution subsidiary, from 1998 until December 1999. He previously served as Vice President of Sales of SFI from 1997 until 1998. From 1995 to 1997, he served as President of Hano Document Printers, Inc. ("Hano"), a business forms manufacturing company and former subsidiary of the Company. From 1993 to 1995, Mr. D'Agostino, Jr. held several other positions with Hano, including Vice President of Sales and Marketing and General Manager.

     Paul K. MacMillan, 36, was appointed Executive Vice President and Director of Corporate Operations in March 2000. From June 1989 to March 2000, he held various positions at Bank of America, ultimately serving as Senior Vice President and Treasury Management Executive.

     Richard M. Schlanger, 55, was appointed President and Chief Operating Officer of the Company's Fulfillment Division in December 1998. He also serves as Vice President of United Envelope, LLC ("United"), the Company's principal envelope subsidiary. He served as Co-President of United from 1994 to 1998. From 1982 to 1994, Mr. Schlanger held the position of Executive Vice President of United.

     Michael L. Schmickle, 30, was appointed Executive Vice President and Chief Financial Officer of Workflow Management in April 2000. From April 1998 until April 2000, Mr. Schmickle served as Corporate Controller for Workflow Management and was subsequently promoted to Vice President. From March 1996 to April 1998, he served as an Assistant Controller of U.S. Office Products, Inc., assigned to the Print Management Division. From June 1995 to March 1996, Mr. Schmickle was employed by General Mills, Inc. as an internal auditor. Prior to that, from August 1992 to June 1995, he was employed as a senior auditor and Certified Public Accountant with the national accounting firm, Price Waterhouse LLP.

     Claudia S. Amlie, 31, is Executive Vice President, General Counsel and Chief Administrative Officer of the Company. From July 1997 until April 1998, she served as an associate attorney in the corporate and venture capital law departments at the law firm of Edwards & Angell in Palm Beach, Florida. Ms. Amlie worked as an associate corporate law attorney at Foley & Lardner in West Palm Beach, Florida from June 1996 to July 1997, and at Stearns, Weaver, Miller, Weissler, Alhadeff & Sitterson in Miami, Florida from August 1994 to May 1996.

     Michael B. Feldman, 38, was appointed Senior Vice President and Chief Financial Officer of the Company's Integrated Business Services Division in June 1999. Mr. Feldman has also served as Vice President of Finance and Chief Financial Officer of SFI and SFI Corp., SFI's predecessor, since 1995, and was appointed Controller of SFI Corp. in 1987. From 1992 to 1998, he served as Hano's Vice President of Finance and Chief Financial Officer.

     Frederick S. Shaw, 55, was appointed Senior Vice President and Chief Financial Officer of the Company's Fulfillment Division in June 1999. From October 1998 to June 1999, he served as the Company's Internal Auditor and as a financial consultant for the Company's acquisitions. From 1993 to 1998, he was the Corporate Chief Financial Officer of the equipment manufacturing group for DASI Corporation, a dairy manufacturing company.

Thomas B. D'Agostino, Sr. is the father of Thomas B. D'Agostino, Jr. There are no other family relationships between the directors and executive officers of the Company.

Risk Factors

Dependence Upon Acquisitions for Future Growth; Potential Divestitures. One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional graphic arts businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified that acquisitions can be completed on acceptable terms, if at all. Moreover, the consolidation of the North American graphic arts industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. In addition, the Company may determine that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. Accordingly, the Company has in the past considered, and will continue to consider in the future, divestitures of certain operations or assets to the extent management believes that such transactions could improve the Company's overall financial condition and/or future prospects. Any such divestitures would reduce the Company's revenues. Divestitures could also (i) eliminate certain products or product lines that the Company has historically offered to its customers and (ii) reduce or eliminate the Company's presence in certain geographic markets.

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

Material Amount of Goodwill. Approximately $92.7 million, or 27.9% of the Company's total assets as of April 30, 2000, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

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

Risks Related to Allocation for Certain Liabilities. Under the Distribution Agreement, Workflow Management is and became liable for (i) any liabilities arising out of or in connection with the business conducted by it or its subsidiaries, (ii) its liabilities under the Employee Benefits Agreement, Tax Allocation Agreement and related agreements, (iii) $45.6 million of U.S. Office Products' debt that was allocated to the Company, (iv) liabilities under the securities laws relating to sections of the Information Statement/Prospectus distributed to U.S. Office Products' shareholders in connection with the spin-off, as well as other securities law liabilities related to Workflow Management's business, that arise from information supplied to U.S. Office Products (or that should have been supplied, but was not) by Workflow Management, (v) U.S. Office Products' liabilities for earn-outs from acquisitions in respect of Workflow Management and its subsidiaries and (vi) certain transaction related costs associated with the distribution. Each of the other Spin-Off Companies is similarly obligated to U.S. Office Products. Workflow Management and the other Spin-Off Companies have also agreed to bear a pro rata portion of (i) U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific spin-off company or relating specifically to the continuing businesses of U.S. Office Products) and
(ii) U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Company and the other Spin-Off Companies) incurred prior to the Distributions (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If the Company or one of the other Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the non-defaulting spin-off companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Workflow Management could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any spin-off company may be liable, however, is limited to $1.75 million.

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

Attraction and Retention of Personnel. The Company's operations depend on the continued efforts of Thomas B. D'Agostino, Sr., its Chairman of the Board, its other executive officers and the senior management of certain of its subsidiaries. Furthermore, the Company's operations will likely depend on the senior management of certain of the companies that may be acquired in the future. If any of these people becomes unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not have key man life insurance covering any of its executive officers or other members of senior management of its subsidiaries.

Dependence on Intellectual Property Rights; Risks of Infringement. The Company's success and ability to compete depends in part upon its proprietary technology, trademarks and copyrights. Workflow Management regards the software underlying its iGetSmart, Imagenet and Informa systems as proprietary, and relies primarily on trade secrets, copyright and trademark law to protect these proprietary rights. The Company has registered some of its trademarks, and has no patents issued nor applications pending. Existing trade secrets and copyright laws afford the Company only limited protection. Unauthorized parties may attempt to copy aspects of the Company's software or to obtain and use information that Workflow Management regards as proprietary. Policing unauthorized use of the Company's software is difficult. Workflow Management generally enters into confidentiality and assignment agreements with its employees and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar services or technology independently. Workflow Management is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Workflow Management in the future. Any such claims, with or without merit, can be time consuming and expensive to defend and may require the Company to enter into royalty or licensing agreements or cease the alleged infringing activities.

Effects of Changes in Demand for Documents; Cyclicality. Historically, the Company's operating results have depended heavily on sales of documents. For the fiscal years ended April 30, 2000 and April 24, 1999, sales of documents accounted for approximately 30% and 39%, respectively, of the Company's net sales. Workflow Management anticipates that document sales will continue to account for a significant percentage of the Company's sales for the foreseeable future. An important element of the Company's business strategy is to continue its growth in document sales by continuing to acquire other document companies, hiring experienced sales representatives, attracting new customers and increasing sales to existing customers. The overall document industry has not grown in the last few years, although demand for certain products, such as laser forms, pressure-sensitive labels, form/label combinations and single-part cut-sheet mailers has increased. Accordingly, for Workflow Management to continue its growth in document sales, it must increase its market share and respond to changes in demand in the overall document industry. No assurance can be given that Workflow Management will be successful in increasing its market share or responding to shifts in demand. The failure by the Company to do so could have a material adverse effect on its business, financial condition or results of operations.

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

Risks Associated with Canadian Operations. Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 27.0% and 32.2% of the Company's total net sales in the fiscal years ended April 30, 2000 and April 24, 1999, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

Risks related to iGetSmart.com. As discussed previously in this Form 10-K, in April 1999 the Company established a new operating division within the Integrated Business Services division known as iGetSmart.com. See " - Company Overview" above. During the fiscal year ended April 30, 2000, the Company's management devoted significant time and resources to the development and implementation of iGetSmart.com's business model. [See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations]. The Company expects that iGetSmart.com will continue to make significant expenditures for sales and marketing, programming and development and general administrative functions. The future prospects of iGetSmart.com are subject to many of the risks encountered by technology based start up enterprises, including the lack of widespread acceptance of the Internet as a means of purchasing products, the ability to manage growth, establishing a recognized brand name, protecting intellectual property rights and successfully maintaining and operating necessary computer and network systems.

Alternative Delivery Media. Alternative delivery media may affect the demand for envelopes. As the current trend towards usage of the Internet and other electronic media by consumers for such purposes as paying utility and credit card bills grows, Workflow Management expects the demand for envelopes for such purposes to decline. Although management believes that overall demand for envelopes, particularly the custom and specialty envelopes Workflow Management focuses on, will continue to grow at rates comparable to recent historical levels, competition from alternative media may reduce demand for envelopes, and the Company's revenues from the sale of envelopes may decrease, which could reduce the Company's earnings and cash flow.

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

Unionized Workforce. Approximately 18% of the Company's employees in the United States and approximately 5% of the Company's employees in Canada are covered by collective bargaining agreements. There can be no assurance that strikes or work stoppages will not occur in the future. Strikes or work stoppages and the resultant adverse impact on the Company's relationship with its customers could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's acquisition strategy could be adversely affected because of its union status for a variety of reasons, including without limitation, incompatibility with a target's existing unions and reluctance of non-union targets to become affiliated with a union based company.

Cost and Risks of Loss Relating to Environmental Regulation. The Company's operations and real property are subject to the Environmental Laws. Workflow Management utilizes certain hazardous materials, such as washes, inks, alcohol-based products, fountain solution, photographic fixer and developer solutions, machine and hydraulic oils and solvents. While management believes that the Company's current operations are in substantial compliance with Environmental Laws, there can be no assurance that all potential environmental liabilities have been identified, or that future uses, conditions or legal requirements (including without limitation those that may result from future acts or omissions or changes in applicable Environmental Laws) will not materially adversely affect the Company's business or operations in the future. See " - Environmental Regulations" above.

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

     Although Workflow Management's divisions often compete with large and small businesses, its Fulfillment Division competes against the largest competitors in the North American documents, envelopes and commercial printing industry, most of which have substantially greater financial resources than the Company. Most of the Company's competitors in the consumable office products distribution market for the Company's Integrated Business Services Division are small, regional distributors.

     The Company also faces competition from alternative sources of communication and information transfer such as facsimile machines, electronic mail, the Internet and interactive video disks. These sources of communication and advertising may adversely impact printed product sales in the future. Furthermore, as the Company continues to expand its e-commerce iGetSmart system, it competes with companies, primarily start-up ventures, focused solely on print procurement electronic systems.

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

                                           Approximate              Lease
         Function and Location            Square Footage  Title   Expiration
----------------------------------------  --------------  ------  ----------
     Executive Office:
        Palm Beach, Florida.............          10,000  Leased        2009

     Principal Manufacturing, Printing
       and Distribution Facilities:
        Mt. Pocono, Pennsylvania........         201,500   Owned
        Brampton, Ontario...............         174,500  Leased        2002
        Springfield, Massachusetts......         150,000  Leased        2004
        Hoboken, New Jersey.............         130,000  Leased        2009
        Granby, Quebec..................          99,800   Owned
        Edmonton, Alberta...............          81,300  Leased        2006
        New York, New York..............          80,000  Leased        2007
        Conyers, Georgia................          71,300  Leased        2009
        Calgary, Alberta................          65,100  Leased        2014
        Santa Ana, California...........          63,000  Leased        2009
        New York, New York..............          60,000  Leased        2007
        Long Island City, New York......          60,000  Leased        2014
        Mississauga, Ontario............          60,000  Leased        2004
        Norcross, Georgia...............          52,200  Leased        2000
        Hazelwood, Missouri.............          51,200  Leased        2010
        Manassas, Virginia..............          50,100  Leased        2001
        Calgary, Alberta................          48,000  Leased        2004
        Dorval, Quebec..................          44,500   Owned
        Brampton, Ontario...............          44,200  Leased        2001
        South River, New Jersey.........          38,400  Leased        2001
        West Columbia, South Carolina...          34,000  Leased        2000
        Calgary, Alberta................          30,400  Leased        2004
        Regina, Saskatoon...............          28,300  Leased        2006
        Norfolk, Virginia...............          25,000   Owned
        Irvine, California..............          24,000  Leased        2003
        Norfolk, Virginia...............          22,500  Leased        2008
        New York, New York..............          22,000  Leased        2005
        Itasca, Illinois................          15,000  Leased        2003
        Houston, Texas..................           7,000  Leased        2000

     In addition to those facilities identified above, Workflow Management leases other offices, warehouses, manufacturing facilities and distribution centers across the United States and Canada.

     Workflow Management believes that its properties are adequate to support its operations for the foreseeable future. It is anticipated that the majority of the space coming up for lease maturity in 2000 will be renewed. However, in some instances, consolidation of properties will occur.

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


     For the Fiscal Years ended April 30, 2000 and April 24, 1999:


                             Fiscal 2000           Fiscal 1999
                       --------------------  --------------------
                          High        Low       High        Low
                       -----------  -------  -----------  -------
     First Quarter         $16.688  $ 8.750      $11.000   $6.125
     Second Quarter         15.125   11.000        7.125    4.625
     Third Quarter          32.000   11.375        7.875    5.000
     Fourth Quarter         29.688   13.750       11.688    6.250

     On July 17, 2000, the Company had approximately 3,298 shareholders of record. The Company has never declared or paid any cash dividends. The Company does not anticipate declaring and paying cash dividends on the Common Stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Common Stock will be made by the Company's Board of Directors from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors. In addition, the Company's credit agreement with its principal lender expressly prohibits the payment of any cash dividends on the Common Stock without the lender's prior consent.


Item 6.  Selected Financial Data

     The historical Statement of Income Data for the fiscal years ended April 30, 2000, April 24, 1999 and April 25, 1998 ("Fiscal 2000", "Fiscal 1999" and
"Fiscal 1998", respectively) and the Balance Sheet Data at April 30, 2000 and April 24, 1999 have been derived from Workflow Management's consolidated financial statements that have been audited and are included elsewhere in this Form 10-K. The historical Statement of Income Data for the fiscal year ended April 26, 1997 ("Fiscal 1997"), the four months ended April 30, 1996 and the year ended December 31, 1995 and the Balance Sheet Data at April 25, 1998 and April 26, 1997 have been derived from audited consolidated financial statements not included elsewhere in this Form 10-K. The Balance Sheet Data at April 30, 1996 and December 31, 1995 have been derived from unaudited consolidated financial statements which are not included elsewhere in this Form 10-K.

     During Fiscal 2000, the Company's board of directors approved changing the Company's fiscal year-end date from the last Saturday in April to April 30/th/ of each year. As a result of this change, Fiscal 2000, Fiscal 1999, Fiscal 1998 and Fiscal 1997 were comprised of 372, 364, 364 and 361 days, respectively.

     The Selected Financial Data provided herein should be read in conjunction with the Company's historical financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          SELECTED FINANCIAL DATA (1)
                     (In thousands, except per share data)


                                                                                            Four Months
                                                         Fiscal Year Ended                   Ended (2)    Year Ended (2)
                                         -------------------------------------------------  ------------- ---------------
                                          April 30,   April 24,   April 25,      April 26,      April 30,    December 31,
                                            2000        1999        1998            1997          1996        1995 (3)
                                         ----------  ----------  ----------      ---------  ------------- ---------------
Statement of Income Data:
Revenues...............................   $ 547,061    $390,952    $353,351       $327,381   $    114,099  $      309,426
Cost of revenues.......................     387,184     278,836     260,299        236,340         82,998         234,959
                                         ----------  ----------  ----------      ---------  ------------- ---------------
         Gross profit..................     159,877     112,116      93,052         91,041         31,101          74,467

Selling, general and administrative
  expenses.............................     119,028      86,298      73,492         70,745         22,441          61,938
Amortization expense...................       2,164         779         309            204             44              74
Restructuring costs....................       1,467                     872
Strategic restructuring plan costs.....                   3,818       1,750
Non-recurring acquisition costs........                                              5,006
                                         ----------  ----------  ----------      ---------  ------------- ---------------
         Operating income..............      37,218      21,221      16,629         15,086          8,616          12,455

Other (income) expense:
   Interest expense....................      10,912       5,106       2,210          4,561          1,676           5,370
   Interest income.....................        (371)       (171)       (274)           (25)           (18)
   Gain on sale of securities..........     (15,826)
   Loss on sale of subsidiary..........         318
   Other...............................        (167)       (167)       (258)           632           (151)             62
                                         ----------  ----------  ----------      ---------  ------------- ---------------
Income before provision for (benefit
  from) income taxes and
  extraordinary items..................      42,352      16,453      14,951          9,918          7,109           7,023
Provision for (benefit from) income
  taxes (4)............................      17,788       7,364       6,743          3,690          1,351             (33)
                                         ----------  ----------  ----------      ---------  ------------- ---------------
Income before extraordinary items......      24,564       9,089       8,208          6,228          5,758           7,056
Extraordinary items--losses on
  early terminations of credit
  facilities, net of income taxes (5)..       1,413                                    798                            700
                                         ----------  ----------  ----------      ---------  ------------- ---------------
Net income.............................   $  23,151   $   9,089   $   8,208       $  5,430   $      5,758  $        6,356
                                         ==========  ==========  ==========      =========  ============= ===============

Net income per share:
   Basic:
      Income before extraordinary
         items.........................   $    1.93   $    0.65   $    0.51       $   0.52   $       0.56  $         0.90
      Extraordinary items..............        0.11                                   0.07                           0.09
                                         ----------  ----------  ----------      ---------  ------------- ---------------
      Net income.......................   $    1.82   $    0.65   $    0.51       $   0.45   $       0.56  $         0.81
                                         ==========  ==========  ==========      =========  ============= ===============
   Diluted:
      Income before extraordinary
         items.........................   $    1.76   $    0.64   $    0.50       $   0.51   $       0.55  $         0.88
      Extraordinary items..............        0.10                                   0.07                           0.09
                                         ----------  ----------  ----------      ---------  ------------- ---------------
      Net income.......................   $    1.66   $    0.64   $    0.50       $   0.44   $       0.55  $         0.79
                                         ==========  ==========  ==========      =========  ============= ===============

Weighted average shares outstanding:
   Basic...............................      12,695      14,077      15,941         12,003         10,333           7,875
   Diluted.............................      13,910      14,139      16,257         12,235         10,547           8,003

                                          April 30,   April 24,   April 25,       April 26,    April 30,    December 31,
                                            2000        1999        1998            1997        1996 (2)       1995 (2)
                                          --------    --------    --------        --------      --------    -----------
Balance Sheet Data:

Working capital........................   $ 69,972    $ 65,224    $ 34,993        $ 16,910      $ 23,378       $ 20,127
Total assets...........................    331,712     236,614     148,046         125,108       117,949        120,630
Short-term debt payable to U.S.
  Office Products......................                             13,536          23,622
Long-term debt, less current portion...    144,874     111,359       7,065           6,034        28,108         28,812
Long-term debt payable to U.S.
  Office Products......................                             19,221             561

Stockholders' equity...................     89,922      63,225      59,491          47,780        29,120     24,719

                                                                                                 Four Months
                                                                Fiscal Year Ended                 Ended (2)  Year Ended (2)
                                             ----------------------------------------------      ----------  --------------
                                             April 30,   April 24,   April 25,    April 26,       April 30,   December 31,
                                               2000        1999        1998         1997            1996         1995(3)
                                             ---------   ---------   ---------    ---------      ----------   ------------
Statement of Cash Flows Data:

EBITDA (6).................................   $ 63,336    $ 28,421    $ 23,609    $ 20,436           $11,985       $ 17,187
Adjusted EBITDA (7)........................     49,295      32,239      26,231      25,442            11,985         17,187
Net cash provided by operating activities..      4,102      25,283       4,506      19,679            11,118         11,112
Net cash used in investing activities......    (34,706)    (73,702)    (17,963)    (14,090)           (4,423)       (42,387)
Net cash provided by (used in) financing
 activities................................     32,813      48,874      11,514      (4,716)           (7,083)        31,436
Net increase (decrease) in cash and cash
 equivalents...............................      2,244         373      (1,934)        844              (388)           549

(1) The historical financial information of Fiscal 1997 business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") has been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if the Pooled Companies had always been members of the same operating group. The financial information of the Purchased Companies (as defined in Item 7. below) is included from the dates of their respective acquisitions. See Note 4 of the Company's Notes to Consolidated Financial Statements for a description of the number and accounting treatment of the acquisitions by the Company.

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

(5) The extraordinary items for Fiscal 2000, Fiscal 1997 and the year ended December 1995 represent the losses associated with the early terminations of credit facilities, net of the related income tax benefits.

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

(7) "Adjusted EBITDA" reflects EBITDA adjusted to exclude the effect of the realized gain on the sale of securities and the loss on the sale of a subsidiary of $15,826 and $318, respectively in Fiscal 2000, and the restructuring costs, strategic restructuring plan costs and non-recurring acquisition costs the Company expensed of $1,467, $3,818, $2,622 and $5,006 in Fiscal 2000, Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Adjusted EBITDA is included in this Form 10-K because it is a basis upon which the Company assesses its financial performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview. Workflow Management's consolidated financial statements include the results of twenty companies acquired in business combinations accounted for under the purchase method since the beginning of Fiscal 1998, each from its respective acquisition date (the "Purchased Companies"). Prior to Fiscal 2000, the Company's fiscal year-end was defined as ending on the last Saturday in April. During Fiscal 2000, the Company's board of directors approved changing the Company's fiscal year-end date from the last Saturday in April to April 30/th/ of each year. As a result of this change, Fiscal 2000 was comprised of 372 days as compared to Fiscal 1999 and Fiscal 1998 which were comprised of 364 days each, respectively.


Results of Operations

     The following table sets forth various items as a percentage of revenues for Fiscal 2000, Fiscal 1999 and Fiscal 1998:


                                                                             Fiscal Year Ended
                                                                    ------------------------------------
                                                                     April 30,    April 24,   April 25,
                                                                       2000         1999        1998
                                                                    ----------    ---------   ---------
Revenues..........................................................       100.0%       100.0%      100.0%
Cost of revenues..................................................        70.8         71.3        73.7
                                                                    ----------    ---------   ---------
   Gross profit...................................................        29.2         28.7        26.3

Selling, general and administrative expenses......................        21.8         22.1        20.8
Amortization expenses.............................................         0.4          0.2         0.1
Restructuring costs...............................................         0.2                      0.2
Strategic restructuring plan costs................................                      1.0         0.5
                                                                    ----------    ---------   ---------
   Operating income...............................................         6.8          5.4         4.7

Other (income) expense:
 Interest expense, net............................................         1.9          1.3         0.6
 Gain on sale of securities.......................................        (2.9)
 Loss on sale of subsidiary.......................................         0.1
 Other............................................................         0.0         (0.1)       (0.1)
                                                                    ----------    ---------   ---------
Income before provision for income taxes and extraordinary items..         7.7          4.2         4.2
Provision for income taxes........................................         3.2          1.9         1.9
                                                                    ----------    ---------   ---------
Income before extraordinary item..................................         4.5          2.3         2.3
Extraordinary item--loss on early termination of credit
  facility, net of income taxes...................................         0.3
                                                                    ----------    ---------   ---------
Net income........................................................         4.2%         2.3%        2.3%
                                                                    ==========    =========   =========

Consolidated Results of Operations

     Fiscal Year Ended April 30, 2000 Compared to Fiscal Year Ended April 24,
1999

     Consolidated revenues increased 39.9%, from $391.0 million for Fiscal 1999, to $547.1 million for Fiscal 2000. This increase was primarily due to the Purchased Companies and internal growth in the Company's Integrated Business Services Division through increased sales to existing customers. Revenues for Fiscal 2000 and Fiscal 1999 include revenues from six companies and twelve companies, respectively, acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 1999 for the period subsequent to their respective dates of acquisition.

     International revenues increased 17.6%, from $125.8 million, or 32.2% of consolidated revenues, for Fiscal 1999, to $147.9 million, or 27.0% of consolidated revenues, for Fiscal 2000. International revenues consisted exclusively of revenues generated in Canada. This increase was primarily due to a business combination accounted for under the purchase method that was consummated in the fourth quarter of Fiscal 1999.

     Gross profit increased 42.6%, from $112.1 million, or 28.7% of revenues, for Fiscal 1999, to $159.9 million, or 29.2% of revenues, for Fiscal 2000. The increase in gross profit was primarily due to the Purchased Companies and the internal growth in the Company's Integrated Business Services Division. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company.

     Selling, general and administrative expenses increased 37.9%, from $86.3 million, or 22.1% of revenues, for Fiscal 1999, to $119.0 million, or 21.8% of revenues, for Fiscal 2000. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional overhead that was incurred in establishing the Company's iGetSmart.com division during Fiscal 2000. The decrease in selling, general and administrative expenses as a percentage of revenues during Fiscal 2000 was primarily due to the cost savings associated with the consolidation and integration of the Purchased Companies. In addition, the Company benefited from savings related to the implementation of its company wide benefit and insurance programs.

     Amortization expense increased 177.8% from $779,000 for Fiscal 1999, to $2.2 million for Fiscal 2000. This increase was exclusively due to the increased number of acquisitions accounted for under the purchase method that were included in the Company's results for Fiscal 2000 versus Fiscal 1999.

     The Company incurred expenses of approximately $1.5 million during Fiscal 2000 associated with its restructuring plan for its Canadian subsidiary. The restructuring plan was implemented to consolidate the backroom functions into a more centralized operation and to close of one of its manufacturing facilities. The majority of this restructuring cost was related to the severance agreements for the employees affected under the restructuring plan. In total, 39 employees will be terminated under the plan.

     Interest expense, net of interest income, increased 113.6%, from $4.9 million for Fiscal 1999, to $10.5 million for Fiscal 2000. This increase in net interest expense was primarily due to the increased level of debt outstanding throughout Fiscal 2000 as a result of the additional borrowings associated with the acquisition of the Purchased Companies. In addition, the Company's overall effective rate of borrowing increased approximately 146 basis points from Fiscal 1999 due to the increase in overall market rates.

     The Company purchased 300,000 shares of PurchasePro.com, Inc. common stock in one transaction for $2.4 million during Fiscal 2000. The Company sold its entire position in the securities during Fiscal 2000 and recorded a gain on the sale of securities of $15.8 million. All share amounts of the investment in common stock have been adjusted to reflect the three for two stock dividend received by the Company subsequent to its investment.

     The loss on the sale of subsidiary in Fiscal 2000 resulted from the Company's sale of all the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3.8 million and recognition of a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1.3 million 8% note due on November 30, 1999 ("Short Term Note") and a $2.5 million 8% notes payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's capital stock paid off the Short Term Note in full on November 30, 1999. The remaining note is collateralized by all of the assets of Hano and is subject to a limited guarantee with a third party up to a maximum of $2.0 million. The Company also entered into an agreement with Hano to sublease building space from Hano for $23,000 per month through December 2004. The limited guarantee is solely enforceable through foreclosure on a warehouse, which the Company sold to the third party guarantor concurrent with the Hano sale. Sale proceeds from the warehouse sale consisted of a $900,000 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10,000 per month through August 2004, then increasing to $15,000 per month through August 2009.

     Other income was $167,000 in both Fiscal 1999 to Fiscal 2000, respectively. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Provision for income taxes increased 141.6% from $7.4 million for Fiscal 1999 to $17.8 million for Fiscal 2000, reflecting effective income tax rates of 44.8% and 42.0%, respectively. The decrease in the effective income tax rates from Fiscal 1999 to Fiscal 2000 was primarily a result of the Company's effective tax rate of 40.0% on the $15.8 million gain on the sale of securities during Fiscal 2000. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate, plus appropriate state and local taxes. In addition, the effective tax rates for both Fiscal 1999 and Fiscal 2000 were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.

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

     Gross profit increased 20.5%, from $93.1 million, or 26.3% of revenues, for Fiscal 1998, to $112.1 million, or 28.7% of revenues, for Fiscal 1999. The increase in gross profit was primarily due to the inclusion of the Fiscal 1999 Purchased Companies in the consolidated results of the Company and the additional gross profit generated from new customer accounts for envelopes and documents. The increase in gross profit as a percentage of revenues was due to the Fiscal 1999 Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company and increased gross profit percentages on commercial printing, envelope revenues and forms distribution.

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

     Amortization expense increased 152.1% from $309,000 for Fiscal 1998, to $779,000 for Fiscal 1999. This increase was exclusively due to the increased number of acquisitions accounted for under the purchase method that were included in the Company's results for Fiscal 1999 versus Fiscal 1998.

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

     Other income decreased 35.3% from $258,000 for Fiscal 1998, to $167,000 for Fiscal 1999. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

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

Liquidity and Capital Resources

     At April 30, 2000, the Company had cash of $2.9 million and working capital of $70.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at April 30, 2000 was approximately $234.8 million.

     Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at April 30, 2000 primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the fiscal year.

     Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $15.0 million for new equipment and maintenance.

     During Fiscal 2000, net cash provided by operating activities was $4.1 million. Net cash used in investing activities was $34.7 million, including $36.5 million used for acquisitions, $16.2 million used for capital expenditures and $4.0 million used for the purchase of securities and investments, which was partially offset by $18.2 million in proceeds from the sale of securities. Net cash provided by financing activities was $32.8 million, which included $31.0 million in net borrowings on the credit facility.

     During Fiscal 1999, net cash provided by operating activities was $25.3 million. Net cash used in investing activities was $73.7 million, including $70.1 million used for acquisitions, $7.7 million used for capital expenditures, which were all partially offset by the collection of $3.7 million in notes receivable from employees. Net cash provided by financing activities was $48.9 million, which included $96.8 million in net borrowings by the Company and a $6.3 million capital contribution by U.S. Office Products which were partially offset by $36.1 million of cash paid to U.S. Office Products under its Strategic Restructuring Plan, $12.6 million paid to retire the Company's common stock and $3.5 million paid in deferred financing costs.

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

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 27.0% of the Company's total net sales in Fiscal 2000. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates.

     The Distribution Agreement with U.S. Office Products called for an allocation of $45.6 million of debt by U.S. Office Products resulting in the forgiveness of $6.3 million and $2.5 million of debt during Fiscal 1999 and Fiscal 1998, respectively, which is reflected in the Company's financial statements as a contribution of capital by U.S. Office Products.

     During Fiscal 2000, the Company replaced its $200.0 million credit facility with Deutsche Bank and entered into a secured $250.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200.0 million revolver, including a $50.0 million sublimit for Canadian borrowings, and a $50.0 million amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 4.0 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At July 17, 2000, the Company had approximately $133.5 million outstanding under the Credit Facility, at an annual interest rate of approximately 9.30%, and $116.5 million available under the Credit Facility for acquisitions and working capital purposes.

     During Fiscal 1999, the Company issued $4.1 million in subordinated unsecured notes including attached warrants with a value of $0.8 million at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4.9 million. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5.0 million of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon the structure provided and the analysis performed by an independent lending institution, which acted as the financial advisor to the Company, Workflow Management believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties. During Fiscal 2000, warrants to purchase 5,441 shares of the Company's Common Stock for an exercise price of $0.01, per share, were issued to the Subordinated Note noteholders.

     During Fiscal 2000, the Company entered into an interest rate collar agreement with Bank of America (the "Collar") at no cost to the Company whereby the Company established a LIBOR floor of 5.5% and a LIBOR cap of 6.74% on $25.0 million of its variable interest rate Credit Facility debt. The Collar became effective on October 13, 1999 and will terminate on October 13, 2000. The Company has no other interest rate collars, futures, forward, swap or option contracts.

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

Fluctuations in Quarterly Results of Operations

     Workflow Management's envelope and commercial print businesses are subject to seasonal influences. Both the Company's Integrated Business Services Division and its Fulfillment Division are subject to seasonal influences of the potential lower demand for consumable office products during the summer months which coincide with Workflow Management's fiscal quarters ending in July. As Workflow Management continues to complete acquisitions, it may become subject to other seasonal influences if the businesses it acquires are seasonal. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of Workflow Management, which could contribute to further fluctuation in its quarterly operating results.
Therefore, results for any quarter are not necessarily indicative of the results that Workflow Management may achieve for any subsequent fiscal quarter or for a full fiscal year.

     The following tables set forth certain unaudited quarterly financial data for Fiscal 2000 and Fiscal 1999 (in thousands, except per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year. The results for Fiscal 2000 include gains on the sale of securities of $2,971, $4,156 and $8,699 recorded in the second, third and fourth quarter, respectively.

                                                      Fiscal 2000 Quarters
                                        ----------------------------------------------
                                         First     Second    Third     Fourth    Total
                                         -----     ------    -----     ------    -----
Revenues..............................  $118,462  $131,760  $138,478  $158,361  $547,061
Gross profit..........................    34,865    38,430    40,078    46,504   159,877
Operating income......................     8,195     9,683     9,920     9,420    37,218
Income before extraordinary item......     3,437     5,721     6,868     8,538    24,564
Extraordinary item....................                                   1,413     1,413
Net Income............................     3,437     5,721     6,868     7,125    23,151

Net income per share:
 Basic:
  Income before extraordinary item....  $   0.27  $   0.45  $   0.54  $   0.66  $   1.93
  Extraordinary Item..................                                    0.11      0.11
  Net Income..........................      0.27      0.45      0.54      0.55      1.82
 Diluted:
  Income before extraordinary item....  $   0.26  $   0.43  $   0.48  $   0.60  $   1.76
  Extraordinary item..................                                    0.10      0.10
  Net Income..........................      0.26      0.43      0.48      0.50      1.66

Weighted average shares outstanding:
  Basic...............................    12,603    12,622    12,708    12,847    12,695
  Diluted.............................    13,462    13,443    14,410    14,324    13,910

                                                       Fiscal 1999 Quarters
                                        ------------------------------------------------
                                          First     Second    Third    Fourth    Total
                                          -----     ------    -----    ------    -----
Revenues..............................  $ 90,485  $ 90,100  $ 95,542  $114,825  $390,952
Gross profit..........................    24,537    25,127    28,003    34,449   112,116
Operating income......................     1,517     5,519     6,427     7,758    21,221
Net income............................       208     2,712     2,941     3,228     9,089

Net income per share:
  Basic...............................  $   0.01  $   0.19  $   0.23  $   0.26  $   0.65
  Diluted.............................      0.01      0.19      0.23      0.26      0.64

Weighted average shares outstanding:
  Basic...............................    16,265    14,396    13,065    12,581    14,077
  Diluted.............................    16,475    14,396    13,069    12,616    14,139

Inflation

     The Company does not believe that inflation had a material impact on its results of operations during Fiscal 2000, Fiscal 1999 or Fiscal 1998.


New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 137, which delays the adoption date of SFAS 133 and was issued in July 1999, requires adoption of SFAS 133 for annual periods beginning after June 15, 2000. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in fiscal year 2002 as required. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

     Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board Opinion No. 25. Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation (which culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation"), the board decided not to address practice issues related to Opinion 25 because the board had planned to supersede Opinion 25 in its entirety. However, SFAS No. 123 permits an entity to continue applying Opinion 25 to stock-based compensation involving employees. Consequently, questions remain about the proper application of Opinion 25 in a number of different circumstances. The interpretation clarifies APB Opinion No. 25 for only certain issues, some of which include the definition of an employee, determination of when a stock-based compensation plan is compensatory, and accounting consequences of various modifications to the terms of previously issued fixed option awards (extension of terms). A non-employee member of an entity's board of directors does not meet the definition of an employee under this interpretation. However, an exception is made to require the application of Opinion 25 to stock compensation granted to a non-employee member of the grantor's board of directors for services provided as a director if the non-employee director (a) was elected by the grantor's shareholders or (b) was appointed to a board position that will be filled by shareholder election when the existing term expires. Opinion 25 does not apply to awards granted to individuals for advisory or consulting services in a non-elected capacity or to non-employee directors for services outside their role as a director, such as legal advice, investment banking advice, or loan guarantees. The implementation date is July 1, 2000, however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. The Company believes that the interpretation will not have a material effect on the Company's financial position or results of operations.

     Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal year 2001. The Company believes that SAB No. 101 will not have a material effect on the Company's financial position or results of operations.


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

     Prior to January 1, 2000, the Company completed its testing and remediation of both information technology (IT) and non-IT systems that required attention and resources to be Year 2000 compliant. As a result of the Year 2000 Project efforts, the Company experienced no significant disruptions in operations and believes all of its systems successfully responded to the Year 2000 Issue. However, although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those relating to third parties with whom the Company has material business relations, have been resolved. The Company has a contingency plan in place to mitigate the potential effects, if any, that may arise. The Company incurred approximately $6.0 million of incremental expenses in connection with the Year 2000 Issue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 30, 2000.

     The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt, the Company entered into an interest rate swap on October 13, 1999. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $25.0 million notional principal amount established in the swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received.

Item 8.  Financial Statements and Supplementary Data

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                 Page
                                                                                                 ----
Consolidated Financial Statements

  Report of Independent Accountants............................................................  F-1
  Consolidated Balance Sheet at April 30, 2000 and April 24, 1999..............................  F-2
  Consolidated Statement of Income for the fiscal years ended April 30, 2000, April 24, 1999 and April 25, 1998.........................................................................  F-3
  Consolidated Statement of Stockholders' Equity for the fiscal years ended April 30, 2000,
    April 24, 1999 and April 25, 1998..........................................................  F-4
  Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2000,
    April 24, 1999 and April 25, 1998..........................................................  F-5
  Notes to Consolidated Financial Statements...................................................  F-7

Financial Statement Schedule

  Schedule for the fiscal years ended April 30, 2000, April 24, 1999 and April 25,1998:
        Schedule II - Valuation and Qualifying Accounts and Reserves...........................  F-30

                       Report of Independent Accountants


To the Board of Directors
of Workflow Management, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Workflow Management, Inc. and its subsidiaries at April 30, 2000 and April 24, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 20, 2000

                           WORKFLOW MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In Thousands, Except Share Data)



                                                                                    April 30,   April 24,
                                                                                      2000        1999
                                                                                    --------    --------
   ASSETS

Current assets:
 Cash and cash equivalents........................................................   $  2,851    $    607
 Accounts receivable, less allowance for doubtful accounts of $4,191 and
  $4,481, respectively............................................................    100,366      78,807
 Inventories......................................................................     46,223      36,152
 Prepaid expenses and other current assets........................................     11,405       6,921
                                                                                     --------    --------
   Total current assets...........................................................    160,845     122,487

Property and equipment, net.......................................................     55,859      43,138
Intangible assets, net............................................................     92,650      64,488
Other assets......................................................................     12,346       6,501
Net assets held for sale..........................................................     10,012
                                                                                     --------    --------
   Total assets...................................................................   $331,712    $236,614
                                                                                     ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term debt..................................................................   $  1,139    $  1,079
 Note payable for acquisition.....................................................     10,337
 Accounts payable.................................................................     33,950      34,712
 Accrued compensation.............................................................     15,824       9,391
 Accrued additional purchase consideration........................................      9,581       1,188
 Accrued income taxes.............................................................      4,654       2,212
 Other accrued liabilities........................................................     15,388       8,681
                                                                                     --------    --------
   Total current liabilities......................................................     90,873      57,263

Long-term credit facility.........................................................    135,695     104,600
Subordinated related party debt...................................................      4,174       4,136
Other long-term debt..............................................................      5,005       2,623
Deferred income taxes.............................................................      4,557       4,749
Other long-term liabilities.......................................................      1,486          18
                                                                                     --------    --------
   Total liabilities..............................................................    241,790     173,389
                                                                                     --------    --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding..
 Common stock, $.001 par value, 150,000,000 shares authorized, 12,880,895
   and 12,585,598 shares, respectively, issued and outstanding....................         13          13
 Additional paid-in capital.......................................................     51,981      47,684
 Notes receivable from officers...................................................     (1,958)     (1,958)
 Accumulated other comprehensive loss.............................................     (2,631)     (1,880)
 Retained earnings................................................................     42,517      19,366
                                                                                     --------    --------
   Total stockholders' equity.....................................................     89,922      63,225
                                                                                     --------    --------
   Total liabilities and stockholders' equity.....................................   $331,712    $236,614
                                                                                     ========    ========

          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (In Thousands, Except Per Share Amounts)



                                                                 Fiscal Year Ended
                                                 -------------------------------------------------
                                                   April 30,           April 24,        April 25,
                                                     2000                1999             1998
                                                 --------------    --------------     ------------
Revenues.......................................  $ 547,061          $390,952           $353,351
Cost of revenues...............................    387,184           278,836            260,299
                                                 ---------          --------           --------
   Gross profit................................    159,877           112,116             93,052

Selling, general and administrative expenses...    119,028            86,298             73,492
Amortization expense...........................      2,164               779                309
Restructuring costs............................      1,467                                  872
Strategic restructuring plan costs.............                        3,818              1,750
                                                 ---------          --------           --------
   Operating income............................     37,218            21,221             16,629

Other (income) expense:
 Interest expense..............................     10,912             5,106              2,210
 Interest income...............................       (371)             (171)              (274)
 Gain on sale of securities....................    (15,826)
 Loss on sale of subsidiary....................        318
 Other.........................................       (167)             (167)              (258)
                                                  --------          --------           --------
Income before provision for income
  taxes and extraordinary item.................     42,352            16,453             14,951
Provision for income taxes.....................     17,788             7,364              6,743
                                                  --------          --------           --------
Income before extraordinary item...............     24,564             9,089              8,208
Extraordinary item--loss on early termination
  of credit facility, net of income taxes......      1,413
                                                 ---------          --------           --------
Net income.....................................  $  23,151          $  9,089           $  8,208
                                                  ========          ========           ========


Net income per share:
 Basic:
   Income from before extraordinary item.......  $    1.93          $   0.65           $   0.51
   Extraordinary item..........................       0.11
                                                 ---------          --------           --------
   Net income..................................  $    1.82          $   0.65           $   0.51
                                                  ========          ========           ========
 Diluted:
   Income from before extraordinary item.......  $    1.76          $   0.64           $   0.50
   Extraordinary item..........................       0.10
                                                 ---------          --------           --------
   Net income..................................  $    1.66          $   0.64           $   0.50
                                                  ========          ========           ========

Weighted average shares outstanding:
 Basic.........................................     12,695            14,077            15,941
 Diluted.......................................     13,910            14,139            16,257


          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In Thousands, Except Shares)


                                    Common Stock                                   Notes     Accumulated
                               ----------------------- Additional                Receivable   Other                      Total
                                    Number               Paid-In    Divisional     From    Comprehensive    Retained  Stockholders'
                                   of Shares   Amount    Capital      Equity     Officers   Income (Loss)   Earnings      Equity
                               -------------- -------- ----------   ----------  ---------- --------------   --------  -------------
Balance at April 26, 1997......               $        $            $  45,614   $          $           97   $  2,069  $      47,780
   Issuance of U.S. Office
      Products common stock
      in conjunction with
      acquisition..............                                         2,112                                                 2,112
   Capital contribution by U.S.
      Office Products..........                                         2,544                                                 2,544
   Comprehensive income:
      Net income...............                                                                                8,208          8,208
      Foreign currency
         translation adjustment                                                                    (1,153)                   (1,153)

   Total comprehensive income..

                               -------------- -------- ----------   ----------  ---------- --------------   --------  -------------

Balance at April 25, 1998......                                         50,270                     (1,056)    10,277         59,491
   Compensation charge for
      options tendered in
      strategic restructuring..                                          2,956                                                2,956
   Capital contribution by U.S.
      Office Products..........                                          6,295                                                6,295
   Distribution of common stock
      in strategic restructuring   14,642,981       15     59,506      (59,521)
   Retirement of common
      stock....................    (2,066,259)      (2)   (12,636)                                                          (12,638)
   Issuance of common stock
      to outside members of the
      board of directors.......         6,000                  42                                                                42
   Exercise of stock options,
      net of tax benefits......         2,876                  22                                                                22
   Issuance of notes receivable
      from officers............                                                     (1,958)                                  (1,958)
   Warrants attached to related
     party subordinated debt...                               750                                                               750
   Comprehensive income:
      Net income...............                                                                                9,089          9,089
      Foreign currency
         translation adjustment                                                                      (824)                     (824)

   Total comprehensive income..

                               -------------- -------- ----------   ----------  ---------- --------------   --------  -------------

Balance at April 24, 1999......    12,585,598       13     47,684                   (1,958)        (1,880)    19,366         63,225

   Employee Stock Purchase
     Program...................        36,385                 530                                                               530
   Issuance of common stock to
     outside members of the
     board of directors........         6,115                 105                                                               105
   Exercise of stock options,
     net of tax benefits.......       252,797               3,662                                                             3,662
   Comprehensive income:
      Net income...............                                                                               23,151         23,151
      Foreign currency
         translation adjustment                                                                      (751)                     (751)

   Total comprehensive income..

                               -------------- -------- ----------   ----------  ---------- --------------   --------  -------------

Balance at April 30, 2000......    12,880,895 $     13 $   51,981   $           $   (1,958) $      (2,631)  $ 42,517  $      89,922
                               ============== ======== ==========   ==========  ==========  =============   ========  =============

                                             Total
                                         Comprehensive
                                             Income
                                         --------------
Balance at April 26, 1997...........
   Issuance of U.S. Office
      Products common stock
      in conjunction with
      acquisition...................
   Capital contribution by U.S.
      Office Products...............
   Comprehensive income:
      Net income....................      $       8,208
      Foreign currency
         translation adjustment.....             (1,153)
                                         --------------
   Total comprehensive income.......      $       7,055
                                         ==============

Balance at April 25, 1998...........
   Compensation charge for
      options tendered in
      strategic restructuring
   Capital contribution by U.S.
      Office Products...............
   Distribution of common stock
      in strategic restructuring
   Retirement of common
      stock.........................
   Issuance of common stock
      to outside members of the
      board of directors
   Exercise of stock options,.net
     of tax benefits.................
   Issuance of notes receivable from
      officers.......................
   Warrants attached to related
     party subordinated debt.........
   Comprehensive income:
      Net income.....................             9,089
      Foreign currency
         translation adjustment......              (824)
                                         --------------
   Total comprehensive income........     $       8,265
                                         ==============

Balance at April 24, 1999

   Employee Stock Purchase
     Program.........................
   Issuance of common stock to
     outside members of the
     board of directors
   Exercise of stock options,.net
     of tax benefits.................
   Comprehensive income:
      Net income.....................      $     23,151
      Foreign currency
         translation adjustment......              (751)
                                         --------------
   Total comprehensive income........      $     22,400
                                         ==============

Balance at April 30, 2000

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                                                         For the Fiscal Year Ended
                                                                             --------------------------------------------------
                                                                                April 30,       April 24,         April 25,
                                                                                  2000            1999               1998
                                                                             -------------     ------------     ---------------
Cash flows from operating activities:
   Net income..............................................................  $      23,151      $     9,089      $        8,208
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization expense.................................         10,443            7,033               6,722
     Extraordinary loss....................................................          1,413
     Gain on sale of securities............................................        (15,826)
     Loss on sale of subsidiary............................................            318
     Compensation charge for options tendered in the strategic
      restructuring........................................................                           2,956
     Restructuring plan costs, net of cash paid............................           (247)            (208)                467
     Other strategic restructuring plan costs, net of cash paid............                          (1,750)              1,750
     Amortization of deferred financing costs..............................            672              545
     Deferred income taxes.................................................           (174)          (1,914)                (17)
     Gains on the disposal of assets.......................................                            (224)
     Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
       Accounts receivable.................................................         (9,847)          (2,217)             (3,701)
       Inventories.........................................................         (7,048)           3,221              (5,561)
       Prepaid expenses and other current assets...........................         (3,717)             964                 725
       Accounts payable....................................................         (6,951)          (1,743)             (2,738)
       Accrued liabilities.................................................         11,915            9,531              (1,349)
                                                                             -------------     ------------     ---------------
           Net cash provided by operating activities.......................          4,102           25,283               4,506
                                                                             -------------     ------------     ---------------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received.........................        (36,470)         (70,125)            (12,756)
   Additions to property and equipment.....................................        (16,209)          (7,696)             (4,442)
   Purchase of securities..................................................         (2,400)
   Proceeds from the sale of securities....................................         18,226              230
   Cash paid for equity investment.........................................         (1,557)
   Cash collection of note receivable issued with sale of subsidiary.......          1,246
   Cash received on the sale of property and equipment.....................          2,704              151                 141
   Cash collection of note receivable from employees.......................                           3,703
   Payments of non-recurring acquisition costs.............................                                                (906)
   Other...................................................................           (246)              35
                                                                             -------------     ------------     ---------------
           Net cash used in investing activities...........................        (34,706)         (73,702)            (17,963)
                                                                             -------------     ------------     ---------------

Cash flows from financing activities:
   Proceeds from credit facility borrowings................................        131,667          157,834
   Payments of credit facility borrowings..................................       (100,619)         (53,234)
   Proceeds from issuance of subordinated related party debt with attached
      warrants.............................................................                           4,878
   Payments of other long-term debt........................................                          (7,475)             (3,638)
   Proceeds from issuance of other long-term debt..........................          2,664               29               1,771
   Payments of other long-term debt........................................         (1,242)
   (Payments of) proceeds from short-term debt, net........................           (547)          (5,279)              2,263
   Payments of deferred financing costs....................................         (2,354)          (3,544)
   Proceeds from common stock issued under employee benefit programs.......          3,140               20
   Issuance of common stock to outside directors...........................            104               42
   Issuance of notes receivable from officers..............................                          (1,958)
   Retirement of common stock..............................................                         (12,638)
   (Payments to) advances from U.S. Office Products........................                         (36,096)              8,574
   Capital contributed by U.S. Office Products.............................                           6,295               2,544
                                                                             -------------     ------------     ---------------
           Net cash provided by financing activities.......................         32,813           48,874              11,514
                                                                             -------------     ------------     ---------------

Effect of exchange rates on cash and cash equivalents......................             35              (82)                  9
                                                                             -------------     ------------     ---------------

Net increase (decrease) in cash and cash equivalents.......................          2,244              373              (1,934)
Cash and cash equivalents at beginning of period...........................            607              234               2,168
                                                                             -------------     ------------     ---------------
Cash and cash equivalents at end of period.................................  $       2,851      $       607      $          234
                                                                             =============     ============     ===============

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands, Except Shares)

                                                          For the Fiscal Year Ended
                                                      -------------------------------
                                                       April 30,  April 24,  April 25,
                                                         2000        1999       1998
                                                        -------   --------   ---------
Supplemental disclosures of cash flow information:
 Interest paid......................................  $   8,773   $  3,096   $  1,359
 Income taxes paid..................................  $  10,826   $  6,163   $  8,633

   During Fiscal 2000 and Fiscal 1999, the Company paid a total of $36,470 and $70,125, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are presented as follows:

                                              For the Fiscal Year Ended
                                             ---------------------------
                                               April 30,      April 24,
                                                  2000           1999
                                               ----------     ----------

Accounts receivable........................      $ 14,860       $20,547
Inventories................................         4,760         7,056
Prepaid expenses and other current assets..         1,839         1,499
Property and equipment.....................         7,044         9,075
Intangible assets..........................        30,916        50,074
Other assets...............................           153           128
Net assets held for sale...................        10,012
Short-term debt............................          (601)         (505)
Note payable for acquisition...............       (10,337)
Accounts payable...........................        (7,315)       (9,575)
Accrued liabilities........................       (13,058)       (4,594)
Long-term debt.............................          (986)       (2,972)
Other long-term liabilities................          (817)         (608)
                                                 --------       -------
   Net assets acquired.....................      $ 36,470       $70,125
                                                 ========       =======

Noncash transactions:

 .    During Fiscal 2000 and Fiscal 1999, the Company had accrued $9,581 and
     $1,188 as additional purchase consideration for earn-outs, respectively.

 .    During Fiscal 2000, the Company issued notes payable totaling $10,337 in conjunction with one business combination.

 .    During Fiscal 2000, the Company sold one of its subsidiaries and an associated building in exchange for notes receivable totaling $3,444.

 .    During Fiscal 2000, the Company issued 5 warrants in the aggregate to the noteholders of the Subordinated Related Party Debt.

 .    During Fiscal 2000 and Fiscal 1999, the Company recorded additional paid-in capital of $1,052 and $2, respectively, related to the tax benefit of stock options exercised.

 .    During Fiscal 1999, the Company issued 14,643 shares of Company Common
     Stock to the shareholders of U.S. Office Products Company under the Workflow Distribution.

          See accompanying notes to consolidated financial statement.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


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

     Workflow Management is a leading acquirer and integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 3,100 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 11 distribution centers, 11 print-on-demand centers and 56 sales offices.


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

Definition of Fiscal Year

     As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2000", "Fiscal 1999'' and "Fiscal 1998" refer to the Company's fiscal years ended April 30, 2000, April 24, 1999 and April 25, 1998, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30/th/ of each year. As a result of this change, Fiscal 2000 was comprised of 372 days as compared to Fiscal 1999 and Fiscal 1998 which were comprised of 364 days each, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

Reclassifications

Certain reclassifications have been made in the Fiscal 1998 and Fiscal 1999 financial statements to conform to the Fiscal 2000 presentation.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company's five largest customers accounted for 16.3% and 14.3% of the Company's revenues for Fiscal 2000 and Fiscal 1999, respectively. The Company's single largest customer accounted for 4.2% and 4.5% of revenues for Fiscal 2000 and Fiscal 1999, respectively.

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

Intangible Assets

     Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method, and non-compete agreements. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, using a methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company also assesses long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to their net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at April 30, 2000.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


     Substantially all goodwill is amortized on a straight-line basis over an estimated useful life of 40 years. Intangible assets associated with non-compete agreements are amortized using the straight-line method over the estimated useful lives of the agreements which are generally one to five years. Other intangibles primarily consist of customer lists, which are amortized over the estimated useful lives of the agreements, which are generally one to five years.

     Purchase price allocations for certain acquisitions have not been finalized. Therefore, the amount of goodwill could be adjusted within one year of the purchase.

Earn-Out Agreements

     Several of the acquisition agreements for the Company's Fiscal 2000 and Fiscal 1999 business combinations accounted for under the purchase method of accounting include earn-out provisions that could result in additional purchase consideration payable in the form of cash payments in subsequent periods dependent upon specific future operating performance criteria. The Company records additional purchase consideration under these earn-out provisions in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" ("APB 16"). As such, when the outcome of the contingency under the earn-out is determinable beyond a reasonable doubt, the Company records the expected earn-out payment as goodwill and accrues the earn-out as an accrued liability on the Company's balance sheet. The goodwill generated under earn-out agreements is prospectively amortized on a straight-line basis over the remaining estimated useful life of the goodwill associated with the respective business combination.

Translation of Foreign Currencies

     The financial statements include the results of the Company's Canadian operations which are translated from Canadian dollars, their functional currency, into U.S. dollars. Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate and the statement of income accounts are translated using the average prevailing exchange rate during the year. Translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in income when realized.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The face amounts of the Company's credit facility, subordinated debt and other long-term debt, approximate their fair values.

Income Taxes

     Subsequent to the Distribution, the Company began recognizing and paying taxes as a separate legal entity. The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Revenue Recognition

     Revenue is recognized when title of goods and risk of loss passes to the buyer or upon completion of services provided to the customer. Returns of the Company's product are not considered material.

Cost of Revenues

     Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of revenues. Delivery and occupancy costs are included in cost of revenues.

Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $1,221, $854 and $899, respectively.

Research and Development Costs

     Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

Internally Developed Software

     Internal costs related to internally developed software such as internal salaries and supplies are expensed as incurred as a component of selling, general and administrative expenses until the internally developed software reaches its technological feasibility. External costs related to internally developed software, such as outside programmers and consultants, are capitalized and expensed over the expected useful life of the software, normally three to five years. During Fiscal 2000, the Company capitalized $95 and $139 in internal salaries and outside consulting fees, respectively, for internally developed software.

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 137, which delays the adoption date of SFAS 133 and was issued in July 1999, requires adoption of SFAS 133 for annual periods beginning after June 15, 2000. SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in fiscal year 2002 as required. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

     Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board Opinion No. 25. Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"), was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation (which culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation"), the board decided not to address practice issues related to Opinion 25 because the board had planned to supersede Opinion 25 in its entirety. However, SFAS No. 123 permits an entity to continue applying Opinion 25 to stock-based compensation involving employees. Consequently, questions remain about the proper application of Opinion 25 in a number of different circumstances. The interpretation clarifies APB Opinion No. 25 for only certain issues, some of which include the definition of an employee, determination of when a stock-based compensation plan is compensatory, and accounting consequences of various modifications to the terms of previously issued fixed option awards (extension of terms). A non-employee member of an entity's board of directors does not meet the definition of an employee under this interpretation. However, an exception is made to require the application of Opinion 25 to stock compensation granted to a non-employee member of the grantor's board of directors for services provided as a director if the non-employee director (a) was elected by the grantor's shareholders or (b) was appointed to a board position that will be filled by shareholder election when the existing term expires. Opinion 25 does not apply to awards granted to individuals for advisory or consulting services in a non-elected capacity or to non-employee directors for services outside their role as a director, such as legal advice, investment banking advice, or loan guarantees. The implementation date is July 1, 2000, however, the accounting must be applied prospectively to certain transactions consummated after December 15, 1998. The Company believes that the interpretation will not have a material effect on the Company's financial position or results of operations.

     Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. SAB No. 101 summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal year 2001. The Company believes that SAB No. 101 will not have a material effect on the Company's financial position or results of operations.


NOTE 4--BUSINESS COMBINATIONS

     During Fiscal 2000, the Company made six acquisitions accounted for under the purchase method for an aggregate purchase price of $46,807, consisting of $36,470 in cash and notes payable of $10,337. The total assets related to these acquisitions were $69,584, including intangible assets of $30,916. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. All of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 2000, $4,643 of additional purchase consideration was paid by the Company in connection with these earn-out provisions, and another $9,581 has been accrued for these earn-out provisions at April 30, 2000. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at April 30, 2000.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


The presentation below summarizes the Company's Fiscal 2000 acquisitions:

                                             Principal        Month                     Operating
            Name of Acquisition              Location         Acquired                   Division
     --------------------------------    ----------------   -------------       ---------------------------
     Graphic Management Corp.            Green Bay, WI      June '99            Integrated Business Services
     Tradewinds Graphics, Inc.           New York, NY       July '99            Integrated Business Services
     Irvine Commercial Printers, Inc.    Irvine, CA         October '99         Fulfillment
     Sundance Litho, Inc.                Anaheim, CA        October '99         Fulfillment
     ALF Graphics, Inc.                  New York, NY       January '00         Integrated Business Services
     Office Electronics, Inc.            Chicago, IL        March '00           Integrated Business Services


     In connection with the acquisition of Office Electronics, Inc. ("OEI") the Company has committed to selling certain of OEI's manufacturing divisions and the related assets. As of June 20, 2000 all manufacturing divisions and assets except for the St. Louis division and its facility and the real estate upon which three other former OEI facilities were located, have been sold. At April 30, 2000 the carrying value of these net assets held for sale is based upon the net realizable value of the facilities.

     During Fiscal 1999, the Company made twelve acquisitions accounted for under the purchase method for an aggregate purchase price of $70,125, consisting entirely of cash. The total assets related to these acquisitions were $88,379, including intangible assets of $50,074. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Several of these acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 1999, $351 of additional purchase consideration was paid by the Company in connection with these earn-out provisions, and another $1,188 has been accrued for these earn-out provisions at April 24, 1999. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at April 24, 1999.

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

     The following presents the unaudited pro forma results of operations of the Company for Fiscal 2000 and Fiscal 1999, as if the Strategic Restructuring Plan, the divestiture of a subsidiary and the purchase acquisitions completed since the beginning of Fiscal 1999 had been consummated at the beginning of Fiscal 1999. The pro forma results of operations presented below include certain pro forma adjustments to reflect the amortization of intangible assets, elimination of all strategic restructuring plan costs and reductions in executive compensation of $760 and $5,805 for Fiscal 2000 and Fiscal 1999, respectively, at the acquired companies:

                                               For the Fiscal Year Ended
                                             ------------------------------
                                             April 30, 2000  April 24, 1999
                                             --------------  --------------

Revenues..................................         $619,014        $605,410
Net income................................           24,860          15,846
Net income per share:
   Basic..................................         $   1.96        $   1.13
   Diluted................................             1.79            1.12

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions, the divestiture and the Strategic Restructuring Plan occurred at the beginning of Fiscal 1999 or the results which may occur in the future.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 5--RESTRUCTURING COSTS

     During Fiscal 2000, the Company incurred expenses of $1,467, at its' Canadian subsidiary, associated with the reorganization of certain executive and administrative functions and the closure of one of the Canadian manufacturing facilities. As a result of the restructuring plan, the Company paid $247 in Fiscal 2000 and accrued an additional $1,220 for severance agreements, plant closure costs, legal costs and other various fees.

     During Fiscal 1998, the Company's Canadian subsidiary recorded the costs of consolidating existing Company facilities located in Canada into other Canadian Company facilities, including the external costs and liabilities to close redundant Company facilities and severance costs related to the Company's employees.

     Under the restructuring plans implemented during Fiscal 2000 and Fiscal 1998, the Company intended to terminate and provide severance benefits to 39 and 23 employees, respectively. During Fiscal 2000, Fiscal 1999 and Fiscal 1998, the Company terminated and provided severance benefits to 9, 6 and 13 employees, respectively. All employees included in the Fiscal 1998 restructuring plan have been terminated.

    The following table sets forth the Company's accrued restructuring costs for the periods ended April 26, 1997, April 25, 1998, April 24, 1999 and April 30, 2000:

                                                          Facility                         Other Asset
                                                        Closure and       Severance and    Write-downs
                                                       Consolidation       Terminations     and Costs       Total
                                                       --------------     --------------   ------------   ---------
Balance at April 26, 1997........................           $   -             $    -          $   -       $    -
   Additions.....................................             101                638            133          872
   Utilizations..................................            (101)              (241)          (133)        (475)
                                                            -----             ------          -----       ------

Balance at April 25, 1998........................               -                397              -          397
   Utilizations..................................               -               (208)             -         (208)
                                                            -----             ------          -----       ------

Balance at April 24, 1999........................               -                189              -          189
   Additions.....................................              15              1,434             18        1,467
   Utilizations..................................             (15)              (307)           (18)        (340)
                                                            -----             ------          -----       ------

Balance at April 30, 2000........................           $   -             $1,316          $   -       $1,316
                                                            =====             ======          =====       ======

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 7--INVENTORIES

     Inventories consist of the following:
                                               April 30,  April 24,
                                                  2000       1999
                                               --------    --------

Raw materials...............................   $ 15,130   $ 10,309
Work-in-process.............................      3,287      2,123
Finished goods..............................     27,806     23,720
                                               --------   --------
     Total inventories......................   $ 46,223   $ 36,152
                                               ========   ========


NOTE 8--PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               April 30,  April 24,
                                                  2000       1999
                                               --------    --------

Land........................................   $  1,118    $  1,004
Buildings...................................      5,772       4,749
Furniture and fixtures......................     23,978      33,911
Computer equipment..........................     15,448      12,621
Warehouse equipment.........................     32,730      12,359
Equipment under capital leases..............      2,792       3,037
Leasehold improvements......................      7,362       4,400
                                               --------    --------
                                                 89,200      72,081
Less: Accumulated depreciation..............    (33,341)    (28,943)
                                               --------    --------
Net property and equipment..................   $ 55,859    $ 43,138
                                               ========    ========

     Depreciation expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $8,279, $6,254 and $6,413, respectively.


NOTE 9--INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                               April 30,  April 24,
                                                  2000       1999
                                               --------    --------

Goodwill........................               $ 94,898    $ 65,043
Non-compete agreements..........                    398         333
Other...........................                  1,226         732
                                               --------    --------
                                                 96,522      66,108
Less: Accumulated amortization..                 (3,872)     (1,620)
                                               --------    --------
   Net intangible assets........               $ 92,650    $ 64,488
                                               ========    ========

     Amortization expense for Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $2,164, $779 and $309, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 10--DEBT

Short-Term Debt

     Short-term debt consists of the following:

                                                                                                     April 30,   April 24,
                                                                                                        2000        1999
                                                                                                     ---------  ----------
Current maturities of long-term debt..........................................................      $  1,139    $  1,079
Notes payable for acquisition consisting of $2,337 of non-interest bearing and $7,475 of interest bearing notes, plus accrued interest of $525 at 7.02%, due on September 23,
  2000 and March 23, 2001, respectively.......................................................        10,337
                                                                                                    --------   ---------
        Total short-term debt.................................................................      $ 11,476    $  1,079
                                                                                                    ========   =========

Long-Term Debt

          Long-term debt consists of the following:

                                                                                                     April 30,   April 24,
                                                                                                        2000        1999
                                                                                                     ---------  ----------
Revolving credit facility.....................................................................      $135,695    $104,600
Subordinated related party debt...............................................................         4,174       4,136
Notes payable, secured by certain assets of the Company, weighted average
  interest rates of 5.64% and 6.30%, respectively.............................................         2,039       1,319
Capital lease obligations, weighted average interest rates of 8.65%
  and 9.53%, respectively.....................................................................         4,105       2,383
                                                                                                    --------   ---------
                                                                                                     146,013     112,438
Less: Current maturities of long-term debt....................................................        (1,139)     (1,079)
                                                                                                    --------   ---------
        Total long-term debt..................................................................      $144,874    $111,359
                                                                                                    ========   =========

Maturities of Long-Term Debt

        Maturities on long-term debt, including capital lease obligations, are as follows:

Fiscal year:
   2001....................................................................................................       $  1,139
   2002....................................................................................................          1,054
   2003....................................................................................................            981
   2004....................................................................................................        136,662
   2005....................................................................................................            904
   Thereafter..............................................................................................          5,273
                                                                                                                 ---------
        Total maturities of long-term debt.................................................................       $146,013
                                                                                                                 =========

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Revolving Credit Facility

     During Fiscal 2000, the Company replaced its $200,000 credit facility with Deutsche Bank and entered into a secured $250,000 revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200,000 revolver, including a $50,000 sublimit for Canadian borrowings and a $50,000 amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 4.0 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At July 17, 2000, the Company had approximately $133,536 outstanding under the Credit Facility, at an annual interest rate of approximately 9.30%, and $116,464 available under the Credit Facility for acquisitions and working capital purposes.

Subordinated Related Party Debt

     During Fiscal 1999, the Company issued $4,127 in subordinated unsecured notes including attached warrants with a value of $751 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4,878. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5,000 of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon an analysis performed by an independent lending institution acting as a financial advisor to the Company, Workflow Management believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties. Interest expense for Fiscal 2000 relating to the Subordinated Notes was $723. During Fiscal 2000, the Company issued 5 warrants related to the Subordinated Notes.


NOTE 11--INCOME TAXES

     Domestic and foreign income before provision for income taxes and extraordinary items consist of the following:


                               For the Fiscal Year Ended
                           -----------------------------------
                              April 30,  April 24,  April 25,
                                 2000       1999       1998
                           ------------  ---------  ----------

Domestic...................   $31,719    $ 8,744    $ 9,754
Foreign....................    10,633      7,709      5,197
                              -------    -------    -------
  Total....................   $42,352    $16,453    $14,951
                              =======    =======    =======

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


     The provision for income taxes consists of:

                                                                                            For the Fiscal Year Ended
                                                                                       ------------------------------------
                                                                                         April 30,  April 24,   April 25,
                                                                                            2000       1999        1998
                                                                                       -----------  ----------  -----------
Income taxes currently payable:
  Federal...........................................................................    $  9,812     $ 3,476     $ 3,066
  State.............................................................................       2,902       1,908       1,419
  Foreign...........................................................................       5,248       3,894       2,275
                                                                                        --------     -------     -------
                                                                                          17,962       9,278       6,760

Deferred income tax expense (benefit)...............................................        (174)     (1,914)        (17)
                                                                                        --------     -------     -------
   Total provision for income taxes.................................................    $ 17,788     $ 7,364     $ 6,743
                                                                                        ========     =======     =======

    Deferred taxes are comprised of the following:

                                                                                                    April 30,  April 24,
                                                                                                       2000       1999
                                                                                                  -----------  ----------

Current deferred tax assets:
  Inventory.........................................................................                 $ 1,041     $ 1,067
  Allowance for doubtful accounts...................................................                   1,328       1,589
  Accrued liabilities...............................................................                     886         393
                                                                                                     -------     -------
   Total current deferred tax assets................................................                   3,255       3,049
                                                                                                     -------     -------

Long-term deferred tax liabilities:
  Property and equipment............................................................                  (4,145)     (3,986)
  Intangible assets.................................................................                  (1,175)        (53)
  Other.............................................................................                     763        (710)
                                                                                                     -------     -------
   Total long-term deferred tax liabilities.........................................                  (4,557)     (4,749)
                                                                                                     -------     -------
   Net deferred tax liability.......................................................                 $(1,302)    $(1,700)
                                                                                                     =======     =======

    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                                            For the Fiscal Year Ended
                                                                                       ------------------------------------
                                                                                         April 30,  April 24,   April 25,
                                                                                            2000       1999        1998
                                                                                       -----------  ----------  -----------

U.S. federal statutory rate.........................................................        35.0%       34.7%       35.0%
State income taxes, net of federal income tax benefit...............................         6.1         7.5         6.4
Foreign earnings not subject to U.S. taxes..........................................       (10.7)      (16.3)      (13.2)
Nondeductible goodwill amortization.................................................         0.5         0.6         0.7
Nondeductible acquisition costs/restructuring costs.................................                                 2.3
Foreign taxes.......................................................................        10.4        18.7        15.2
Other...............................................................................         0.7        (0.4)       (1.3)
                                                                                          ------     -------     -------

Effective income tax rate...........................................................        42.0%       44.8%       45.1%
                                                                                          ======     =======     =======

                          WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 12--LEASE COMMITMENTS

     The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:



                                               Capital   Operating
                                                Leases    Leases
                                               --------  ---------
Fiscal year:
   2001......................................   $1,162     $ 9,913
   2002......................................    1,023       9,041
   2003......................................      886       7,363
   2004......................................      835       6,469
   2005......................................      684       5,719
Thereafter...................................      220      16,326
                                                ------     -------
Total minimum lease payments.................    4,810     $54,831
                                                           =======
Less: Amounts representing interest..........     (705)
                                                ------
Present value of net minimum lease payments..   $4,105
                                                ======

     Rent expense for all operating leases for Fiscal 2000, Fiscal 1999 and Fiscal 1998 was $9,152, $6,188 and $8,406, respectively.


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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


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

Postemployment Benefits

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 30, 2000 related to these agreements, as no change of control has occurred.


NOTE 14--EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan

     Effective January 24, 1997, the Company implemented the U.S. Office Products 401(k) Retirement Plan. Effective upon the Distribution, the Company adopted its own 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company may match a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. For Fiscal 2000 and Fiscal 1999, expenses associated with the 401(k) Plan were $490 and $389, respectively.

     Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases made matching contributions on behalf of the employees. For Fiscal 2000, Fiscal 1999 and Fiscal 1998, the subsidiaries incurred expenses totaling $183, $181 and $136, respectively, related to these plans.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 15--STOCKHOLDER'S EQUITY

Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of income.


                                                   For the Fiscal Year Ended
                                               ---------------------------------
                                                April 30,  April 24,  April 25,
                                                   2000       1999       1998
                                               ---------  ----------  ----------

Basic earnings per share:

  Net income................................      $23,151    $ 9,089    $ 8,208
                                                  =======    =======    =======

  Weighted average number of
      common shares outstanding.............       12,695     14,077     15,941
                                                  =======    =======    =======

  Basic earnings per share..................      $  1.82    $  0.65    $  0.51
                                                  =======    =======    =======

Diluted earnings per share:

  Net income................................      $23,151    $ 9,089    $ 8,208
                                                  =======    =======    =======

  Weighted average number of:
      Common shares outstanding.............       12,695     14,077     15,941
      Potentially dilutive shares*..........        1,215         62        316
                                                  -------    -------    -------
          Total.............................       13,910     14,139     16,257
                                                  =======    =======    =======

Diluted earnings per share..................      $  1.66    $  0.64    $  0.50
                                                  =======    =======    =======


* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 239, 3,886 and 2,632 shares of common stock were anti-dilutive and outstanding during Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

Notes Receivable from Officers

     The Company extended secured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized and secured with margined Company Common Stock personally owned by those management members participating in the program. Principal and interest were payable at maturity, September 1, 1999, however, the maturity date was amended and extended to September 1, 2000.

Retirement of Company Common Stock

     In August 1998, the Company's board of directors approved a stock repurchase program (the "Stock Repurchase Program") whereby the Company's management is authorized to repurchase and retire up to $15,000 of Company Common Stock. Under the program, Company Common Stock is bought by the Company at prevailing market prices at the time of the repurchase. During Fiscal 1999, a total of 2,066 shares of Company Common Stock had been purchased and retired at a cost of $12,638.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Capital Contribution by U.S. Office Products

     During the Fiscal 1999 and Fiscal 1998, U.S. Office Products contributed $6,295 and $2,544 of capital to the Company, respectively. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $30,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of the Company.

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

     U.S. Office Products, as the sole stockholder of the Company prior to the Distribution, approved the provisions of the Company's 1998 Stock Incentive Plan (the "Plan") that permit issuance of up to 30.0% of the outstanding shares of the Company's common stock immediately following the Distribution, which equals 4,388 shares, including the issuance of 600 shares of "incentive stock options" as that term is defined in the Internal Revenue Code, the options granted to Jonathan J. Ledecky, Thomas B. D'Agostino, Sr., executive officers and non-employee directors described below. All employees of the Company and its subsidiaries, as well as non-employee directors of the Company, are eligible for awards under the Plan. Non-qualified stock options and incentive stock options granted to employees generally are exercisable beginning one year from the date of grant in cumulative yearly amounts for periods ranging from one to four years and generally expire ten years from the date of the grant. The Company's Board of Directors adopted the Plan prior to the Distribution. As of April 30, 2000, 742 shares have been issued under the Plan.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


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

     The pro forma results shown below reflect the impact of options granted in Fiscal 2000, Fiscal 1999 and Fiscal 1998.

                                              For the Fiscal Year Ended
                                         -----------------------------------
                                           April 30,   April 24,  April 25,
                                              2000       1999       1998
                                         -----------  ---------  -----------
Net income:
  As reported............................    $23,151     $9,089     $8,208
  Pro forma..............................    $18,100     $1,554     $6,903

Net income per share:
  As reported:
     Basic...............................     $  1.82     $ 0.65     $ 0.51
     Diluted.............................     $  1.66     $ 0.64     $ 0.50
Pro forma:
     Basic...............................     $  1.43     $ 0.11     $ 0.43
     Diluted.............................     $  1.30     $ 0.11     $ 0.42

     The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

                                                                      For the Fiscal Year Ended
                                                                 -----------------------------------
                                                                   April 30,   April 24,  April 25,
                                                                      2000       1999       1998
                                                                 -----------  ---------  -----------
  Expected life of option                                         7.0 years   3.7 years   7.0 years
  Risk free interest rate                                         6.15%       5.59%       6.36%
  Expected volatility of the Workflow Management Stock            70.8%       53.3%
  Expected volatility of the U.S. Office Products Stock                                   44.1%

     The weighted-average fair value of options granted was $15.27, $3.91 and $6.37 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


     The summary of option transactions follows:

                             Options Outstanding   Options Exercisable
                             --------------------  -------------------
                                        Weighted-            Weighted-
                                         Average              Average
                                        Exercise             Exercise
                              Options     Price    Options     Price
                             ---------  ---------  --------  ---------

Balance at April 26, 1997..       649   $    7.15       291  $    6.86
 Granted...................     1,225       11.78
 Exercised.................      (114)       7.04
 Canceled..................       (66)      10.42
                             --------

Balance at April 25, 1998..     1,694       10.38       173       7.01
 Granted...................     3,277        8.88
 Exercised.................      (375)       9.41
 Canceled..................       (74)      10.97
                             --------

Balance at April 24, 1999..     4,522        9.36       295       8.73
 Granted...................       908       21.12
 Exercised.................      (253)      10.34
 Canceled..................       (67)      11.74
                             --------

Balance at April 30, 2000..     5,110   $   11.37     3,519  $    9.74
                             ========   =========  ========  =========

      The following table summarizes information about stock options outstanding at April 30, 2000:

Exercisable                    Options Outstanding                      Options
-----------          ----------------------------------                --------
                              Weighted-
                               Average       Weighted-                Weighted-
                              Remaining      Average                   Average
  Range of                   Contractual    Exercise                  Exercise
    Prices           Options    Life           Price       Options     Price
----------           -------  --------  ---------------    ---------  --------

$ 5.53 - $ 7.38          426  7.63 years   $   6.91             284   $ 6.93
$ 9.00                 3,054  8.11 years       9.00           2,669     9.00
$ 9.13 - $11.68          375  7.21 years       9.93             185     9.70
$12.00 - $16.28          472  7.62 years      13.17             214    13.13
$21.88 - $29.13          783  9.80 years      22.66             167    22.00
                     -------                               --------
                       5,110  8.22 years   $  11.37           3,519   $ 9.74
                     =======  ==========   ========        ========   ======

     Under a service agreement entered into with Jonathan J. Ledecky, the Board of Directors of U.S. Office Products (the "USOP Board") agreed that Mr. Ledecky would receive from the Company a stock option for the Company's common stock as of the date of the Distribution. The USOP Board intended the option to be compensation for Mr. Ledecky's services as an employee of the Company. The option was to cover 7.5% of the outstanding Company Common Stock determined as of the date of the Distribution, with no anti-dilution provisions in the event of issuance of additional shares of common stock (other than with respect to stock splits or reverse stock splits). The total number of options issued to Mr. Ledecky in connection with this grant was 1,097 options with an exercise price equal to the closing sale price of the Company Common Stock on Nasdaq on the first day of post-Distribution trading, June 10, 1998 (the date of grant), which was $9.00 per share. These options vested immediately and became exercisable on June 9, 1999.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


     As of June 10, 1998, the Company granted an option for 1,097 shares representing 7.5% of the outstanding Company Common Stock determined as of the Distribution Date to Thomas B. D'Agostino, Sr., approximately 6% to certain executive officers and 15 shares to each non-employee director. The options were granted under the Plan and have a per share exercise price equal to the closing sale price of the Company Common Stock on Nasdaq on the first day of post-Distribution trading, June 10, 1998 (the date of grant), which was $9.00 per share. The options granted to Mr. D'Agostino vested immediately and became exercisable on June 9, 1999.


NOTE 16--SALE OF SUBSIDIARY

     On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3,790 and recorded a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1,246 8% note due on November 30, 1999 ("Short Term Note") and $2,544 8% notes payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's capital stock paid off the Short Term Note in full on November 30, 1999. The remaining note is collateralized by all of the assets of Hano and is subject to a limited guarantee with a third party up to a maximum of $2,000. The Company also entered into an agreement with Hano to sublease building space from Hano for $23 per month through December 2004.

     The limited guarantee is solely enforceable through foreclosure on a warehouse, which the Company sold to the third party guarantor concurrent with the Hano sale. Proceeds from the warehouse sale consisted of a $900 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10 per month through August 2004, then increasing to $15 per month through August 2009.


NOTE 17--GAIN ON SALE OF SECURITIES

     During Fiscal 2000, the Company purchased 300 shares of PurchasePro.com, Inc. common stock for $2,400. The Company sold its entire position in the securities during Fiscal 2000 and recorded a gain on the sale of securities of $15,826. All share amounts of the investment in common stock have been adjusted to reflect the three for two stock dividend received by the Company subsequent to its investment.


NOTE 18--SEGMENT REPORTING

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Chief Executive Officer and the Company's Chief Financial Officer. Operating segments of the Company are defined primarily by the segment operation's core business function whether it
is:   a) the procurement and subsequent distribution of product to the customer or b) the sale of an internally manufactured product to the customer. The Company has determined that its operating activities consist of two reportable operating segments: the Company's Integrated Business Services Division and the Company's Fulfillment Division.

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

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Operating Segments

     The following table sets forth information as to the Company's reportable operating segments:


                                              For the Fiscal Year Ended
                                          ---------------------------------
                                          April 30,   April 24,   April 25,
                                             2000        1999        1998
                                           --------    --------    --------

Revenues:
 Integrated Business Services Division..   $222,533    $125,950    $104,479
 Fulfillment Division...................    331,826     274,968     255,456
 Intersegment...........................     (7,298)     (9,966)     (6,584)
                                           --------    --------    --------
  Total.................................   $547,061    $390,952    $353,351
                                           ========    ========    ========

Operating income:
 Integrated Business Services Division..   $ 18,205    $  8,969    $  5,098
 Fulfillment Division...................     27,838      23,287      14,560
 Corporate..............................     (8,825)    (11,035)     (3,029)
                                           --------    --------    --------
  Total.................................   $ 37,218    $ 21,221    $ 16,629
                                           ========    ========    ========



                                              For the Fiscal Year Ended
                                          ---------------------------------
                                          April 30,   April 24,   April 25,
                                             2000        1999        1998
                                           --------    --------    --------
Identifiable assets (at year-end):
 Integrated Business Services Division..   $134,673    $ 64,190    $ 28,813
 Fulfillment Division...................    181,461     165,007     117,843
 Corporate..............................     15,578       7,417       1,390
                                           --------    --------    --------
  Total.................................   $331,712    $236,614    $148,046
                                           ========    ========    ========

Depreciation and amortization:
 Integrated Business Services Division..   $  2,254    $  1,412    $  1,413
 Fulfillment Division...................      8,037       5,543       5,309
 Corporate..............................        152          78
                                           --------    --------    --------
  Total.................................   $ 10,443    $  7,033    $  6,722
                                           ========    ========    ========

Capital expenditures:
 Integrated Business Services Division..   $  1,790    $  1,067    $  1,272
 Fulfillment Division...................     12,674       5,882       3,170
 Corporate..............................      1,745         747
                                           --------    --------    --------
  Total.................................   $ 16,209    $  7,696    $  4,442
                                           ========    ========    ========

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Geographic Segments

     The following table sets forth information as to the Company's operations in its different geographic segments:

                                         For the Fiscal Year Ended
                                      -------------------------------
                                      April 30,  April 24,  April 25,
                                         2000       1999       1998
                                      ---------  ---------  ---------
Revenues:
 United States......................   $399,131   $265,139   $225,435
 Canada.............................    147,930    125,813    127,916
                                      ---------   --------   --------
  Total.............................   $547,061   $390,952   $353,351
                                      =========   ========   ========

Operating income:
 United States......................   $ 25,088   $ 10,724   $ 10,609
 Canada.............................     12,130     10,497      6,020
                                      ---------   --------   --------
  Total.............................   $ 37,218   $ 21,221   $ 16,629
                                      =========   ========   ========

Identifiable assets (at year-end):
 United States......................   $267,398   $178,621   $ 99,367
 Canada.............................     64,314     57,993     48,679
                                      ---------   --------   --------
  Total.............................   $331,712   $236,614   $148,046
                                      =========   ========   ========

NOTE 19--RELATED PARTY TRANSACTIONS

Investment in Cortez III Service Corporation

     On April 21, 2000, the Company purchased 20% of the outstanding common stock of Cortez III Service Corporation ("Cortez") a New Mexico corporation, in exchange for $1,550. Cortez provides logistics and technical services to various governmental agencies. F. Craig Wilson, a Director of the Company, is President, Chief Executive Officer and a member of the board of directors of Cortez. The investment is accounted for under the equity method of accounting.

Lease for Company Corporate Headquarters

     On January 8, 1999, the Company entered into a lease, with a purchase option, for corporate office space in a building partially owned by an executive officer of the Company. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged to parties not affiliated with the Company. In connection with such lease, the Company entered into an agreement with the landlord's lender, Bank of America, N.A., and the landlord, pursuant to which the Company agreed to purchase the building at a discount in the event the landlord defaults on its financing arrangement with the lender. During Fiscal 2000, the Company paid $154 in lease payments for this facility. Additionally, the Company has paid $1,339 for leasehold improvements.

Lease for Integrated Business Services Division Administrative Offices

     On December 21, 1998, the Company's Integrated Business Services Division entered into a lease with an entity owned and controlled by an executive officer of the Company for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged to parties not affiliated with the Company. During Fiscal 2000, the Company paid $197 in lease payments for this facility. Additionally, the Company has paid $780 for leasehold improvements.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Lease for Envelope Manufacturing and Warehouse Facility

     On April 25, 1997, the Company's Envelope Division entered into a lease with an entity owned and controlled by an executive officer of the Company for manufacturing and warehouse space in New York, New York. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged to parties not affiliated with the Company. During Fiscal 2000, Fiscal 1999 and Fiscal 1998, the Company paid $1,418, $1,418 and $1,122, respectively, in lease payments for this facility. Additionally, the Company has paid $796 for leasehold improvements.

Transactions with Kaufman & Canoles

     The Company has retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James II, a Director of the Company, is the President, a director and a shareholder of Kaufman & Canoles. During Fiscal 2000 and Fiscal 1999, the Company paid $1,053 and $1,341 in fees to Kaufman & Canoles for legal services, respectively.

Acquisition of Direct Pro LLC

     On November 30, 1998, the Company acquired all of the outstanding membership interests of Direct Pro LLC, a New York limited liability company for an aggregate purchase price of $7,039 consisting entirely of cash. Prior to its acquisition by the Company, Direct Pro LLC was 66 2/3% owned by an entity owned and controlled by certain members of the Company's management, including one executive officer of the Company. The acquisition agreement with Direct Pro LLC contained an earn-out provision that could result in additional purchase consideration payable over the three-year period subsequent to the acquisition, dependent upon the future earnings of Direct Pro LLC. During Fiscal 2000, $1,261 was paid by the Company in connection with this earn-out agreement and another $336 has been accrued for this earn-out provision at April 30, 2000.

Subordinated Related Party Debt

     The Company has entered into a subordinated debt agreement with certain members of the Company's management. See discussion of the transaction under "Note 10 - Debt."

Notes Receivable from Officers

     The Company has extended secured loans to certain members of the Company's management for the purchase, in the open market, of Company Common Stock by those individuals. See discussion of the transaction under "NOTE 15 - Stockholders' Equity".

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data for Fiscal 2000 and Fiscal 1999. The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year. The results for Fiscal 2000 include gains on the sale of securities of $2,971, $4,156 and $8,699 recorded in the second, third and fourth quarter, respectively.



                                                      Fiscal 2000 Quarters
                                        ------------------------------------------------
                                         First     Second    Third     Fourth    Total
                                        --------  --------  --------  --------  --------
Revenues..............................  $118,462  $131,760  $138,478  $158,361  $547,061
Gross profit..........................    34,865    38,430    40,078    46,504   159,877
Operating income......................     8,195     9,683     9,920     9,420    37,218
Income before extraordinary item......     3,437     5,721     6,868     8,538    24,564
Extraordinary item....................                                   1,413     1,413
Net Income............................     3,437     5,721     6,868     7,125    23,151

Net income per share:
 Basic:
  Income before extraordinary item....  $   0.27  $   0.45  $   0.54  $   0.66  $   1.93
  Extraordinary Item..................                                    0.11      0.11
  Net Income..........................      0.27      0.45      0.54      0.55      1.82
 Diluted:
  Income before extraordinary item....  $   0.26  $   0.43  $   0.48  $   0.60  $   1.76
  Extraordinary item..................                                    0.10      0.10
  Net Income..........................      0.26      0.43      0.48      0.50      1.66

Weighted average shares outstanding:
  Basic...............................    12,603    12,622    12,708    12,847    12,695
  Diluted.............................    13,462    13,443    14,410    14,324    13,910

                                                    Fiscal 1999 Quarters
                                       -------------------------------------------------
                                        First       Second     Third    Fourth     Total
                                        --------  --------  --------  --------  --------
Revenues..............................  $ 90,485  $ 90,100  $ 95,542  $114,825  $390,952
Gross profit..........................    24,537    25,127    28,003    34,449   112,116
Operating income......................     1,517     5,519     6,427     7,758    21,221
Net income............................       208     2,712     2,941     3,228     9,089

Net income per share:
  Basic...............................  $   0.01  $   0.19  $   0.23  $   0.26  $   0.65
  Diluted.............................      0.01      0.19      0.23      0.26      0.64

Weighted average shares outstanding:
  Basic...............................    16,265    14,396    13,065    12,581    14,077
  Diluted.............................    16,475    14,396    13,069    12,616    14,139

                           WORKFLOW MANAGEMENT, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE THREE FISCAL YEARS ENDED APRIL 30, 2000
                                 (In Thousands)


                                                     Balance at     Charged to       Charged to
                                                     Beginning      Costs and          Other
         Description                     Date        of Period      Expenses         Accounts
-----------------------------------  --------------  ----------  --------------  ------------------
Allowance for doubtful
 accounts                            April 26, 1997      $1,831      $1,200        $      5(b)
                                     April 25, 1998       2,859       1,831             630(b)
                                     April 24, 1999       4,481       1,036              19(b)

Accumulated amortization
 of intangibles                      April 26, 1997      $  601      $  309
                                     April 25, 1998         860         779
                                     April 24, 1999       1,620       2,164              88(d)

                                                                           Balance
                                                                          at End of
         Description                    Deductions         Date            Period
-----------------------------------  ----------------  --------------  --------------
Allowance for doubtful
 accounts                            $  (177)(a)       April 25, 1998  $        2,859
                                        (839)(a)       April 24, 1999           4,481
                                      (1,345)(a)       April 30, 2000           4,191

Accumulated amortization
 of intangibles                      $   (50)(c)       April 25, 1998  $          860
                                         (19)(c)       April 24, 1999           1,620
                                                       April 30, 2000           3,872

(a)  Represents write-offs of uncollectible accounts receivable
(b)  Allowance for doubtful accounts acquired in purchase acquisitions
(c)  Represents write-offs of intangible assets
(d)  Represents accumulated amortization acquired in purchase acquisitions

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                   PART III

     The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 2000 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

     The 2000 Proxy Statement will be filed within 120 days after the end of the Company's 2000 fiscal year, as required by General Instruction G(3).

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

     Information regarding compensation of officers and directors of the Company will be set forth in the section entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of certain of the Company's securities will be set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a.   Financial Statements and Schedules:

          1.   Financial Statements (See Item 8. hereof.)

          2.   Financial Statement Schedule (See Item 8. hereof.)

     b.   Reports on Form 8-K during the quarter ended April 30, 2000:

          1. The Company filed a report on Form 8-K, in March of 2000, related to the change in the Company's fiscal year.

     c.   Exhibits

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

                                  Signatures
                                  ----------

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Palm Beach, State of Florida, on July 28, 2000.


                           WORKFLOW MANAGEMENT, INC.


                         By: /s/ Thomas B. D'Agostino
                            ----------------------------
                                 Chairman of the Board

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

             Signature                                  Title                                Date
             ---------                                  -----                                ----
/s/ Thomas B. D'Agostino                 Chairman of the Board and Director               July 28, 2000
-----------------------------------      (Principal Executive Officer)
Thomas B. D'Agostino

/s/ Steve R. Gibson                      President, Chief Executive Officer and           July 28, 2000
-----------------------------------      Director
Steve R. Gibson

/s/ Michael L. Schmickle                 Executive Vice President, Chief Financial         July 28, 2000
-----------------------------------      Officer, and Treasurer (Principal Financial
Michael L. Schmickle                     Officer and Principal Accounting Officer)

/s/ Thomas A. Brown, Sr.                 Director                                          July 28, 2000
-----------------------------------
Thomas A. Brown, Sr.

/s/ Thomas B. D'Agostino, Jr.            Director, President and Chief Operating          July 28, 2000
-----------------------------------      Officer of the Integrated Business Services
Thomas B. D'Agostino, Jr.                Division and President and Chief
                                         Executive Officer of iGetSmart.com, Inc.

/s/ Gus J. James, II                     Director                                         July 28, 2000
-----------------------------------
Gus J. James, II

/s/ James J. Maiwurm                     Director                                         July 28, 2000
-----------------------------------
James J. Maiwurm

/s/ Peter J. Pakuris                     Director                                         July 28, 2000
-----------------------------------
Peter J. Pakuris

             Signature                                  Title                                Date
             ---------                                  -----                                ----
/s/ Roger J. Pearson                                  Director                            July 28, 2000
-----------------------------------
Roger J. Pearson

/s/ F. Craig Wilson                                   Director                            July 28, 2000
-----------------------------------
F. Craig Wilson

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

       10.9  Form of 1998 Stock Incentive Plan.  (Incorporated by reference to the Registrant's         *
             Form S-1, Commission File No. 333-46535, as amended, previously filed with the
             Commission).

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

      10.45  Purchase Agreement dated March 1, 1999 between Data Business Forms Limited, Dale           *
             A. Hodgson, Sundog Printing Limited and 408446 Alberta, Inc.  (Incorporated by
             reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

      10.46  Purchase Agreement dated March 1, 1999 between Data Business Forms Limited, Ray            *
             Remenda, Sundog Printing Limited and 517244 Alberta, Ltd. (Incorporated by
             reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

      10.47  Stock Purchase Agreement dated March 18, 1999 between SFI of Delaware, LLC, JWC            *
             Acquisition Corp., Superior Graphics, Inc., Wesley Cheringal and John Cheringal.
             (Incorporated by reference to the Registrant's Form 10-K, Commission File No.
             0-24383, previously filed with the Commission on July 20, 1999.)

      10.48  Stock Purchase Agreement dated February 26, 1999 between Workflow Management,              *
             Inc., Workflow Management Acquisition Corp., Universal Folding Box Co., Inc. ,
             Sanford L. Batkin and the Sanford L. Batkin Annuity Trust.  (Incorporated by
             reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

      10.49  Stock Purchase Agreement dated June 2, 1999 between SFI of Delaware, LLC, Graphic          *
             Management Corporation, Roger Kimps, Starlene Kimps, Rebecca Kaye, Rachael A.
             Kimps, and Ryan M. Kimps.  (Incorporated by reference to the Registrant's Form
             10-K, Commission File No. 0-24383, previously filed with the Commission on July
             20, 1999.)

      10.50  Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and      *
             Thomas B. D'Agostino, Sr.  (Incorporated by reference to the Registrant's Form
             10-K, Commission File No. 0-24383, previously filed with the Commission on July
             20, 1999.)

      10.51  Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and      *
             Steven R. Gibson.  (Incorporated by reference to the Registrant's Form 10-K,
             Commission File No. 0-24383, previously filed with the Commission on July 20,
             1999.)

      10.52  Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and      *
             Claudia S. Amlie.  (Incorporated by reference to the Registrant's Form 10-K,
             Commission File No. 0-24383, previously filed with the Commission on July 20,
             1999.)

      10.53  Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and      *
             Thomas B. D'Agostino, Jr. (Incorporated by reference to the Registrant's Form
             10-K, Commission File No. 0-24383, previously filed with the Commission on July
             20, 1999.)

      10.54  Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and      *
             Richard M. Schlanger.  (Incorporated by reference to the Registrant's Form 10-K,
             Commission File No. 0-24383, previously filed with the Commission on July 20,
             1999.)

      10.55  Severance Agreement dated April 1, 1999, between Workflow Management, Inc. and       *
             Thomas B. D'Agostino, Jr.  (Incorporated by reference to the Registrant's Form
             10-K, Commission File No. 0-24383, previously filed with the Commission on July
             20, 1999.)

      10.56  Severance Agreement dated April 1, 1999, between Workflow Management, Inc. and       *
             Richard M. Schlanger.  (Incorporated by reference to the Registrant's Form 10-K,
             Commission File No. 0-24383, previously filed with the Commission on July 20,
             1999.)

      10.57  Employment Agreement, dated June 1, 1999, between Workflow Management, Inc., SFI     *
             of Delaware, LLC and Frederick Shaw.  (Incorporated by reference to the
             Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the
             Commission on July 20, 1999.)

    **10.58  Amended and Restated Credit Agreement, dated March 10, 2000, among Workflow
             Management, Inc., Data Business Forms Limited, Various Lending Institutions, Bank
             One, N.A., as Syndication Agent and Fleet National Bank, as Administrative Agent .

    **10.59  Employment Agreement, dated March 20, 2000, between iGetSmart.com, Inc., a wholly owned  subsidiary of Workflow Management, Inc., and Thomas B. D'Agostino, Jr.

    **10.60  Employment Agreement, dated March 20, 2000, between Workflow Management, Inc. and
             Claudia Saenz Amlie.

    **10.61  Employment Agreement, dated March 20, 2000, between Workflow Management, Inc. and
             Michael L. Schmickle.

    **10.62  Purchase Agreement, dated March 23, 2000, between Workflow Management, Inc.,
             Office Electronics, Inc. and its shareholders.

    **10.63  Employment Agreement, dated April 30, 2000, between Workflow Management, Inc. and
             Thomas B. D'Agostino.

    **10.64  Employment Agreement, dated April 30, 2000, between Workflow Management, Inc. and
             Steve R. Gibson.

     **21.1  Subsidiaries of the Registrant.

     **23.1  Consent of PricewaterhouseCoopers LLP

     **24.1  Power of Attorney (appears on signature page hereto)

     **27.1  Financial Data Schedule

________________________________________________

 * (Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

 **  Filed herewith.