Form 10-Q
period 2000-07-31
WORKFLOW MANAGEMENT INC
filed 2000-09-14
CIK 1055564

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            241 Royal Palm Way
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___.
                                               ---

     As of September 5, 2000, there were 12,916,926 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX

                                                                                      Page No.
                                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet..............................................          3
          July 31, 2000 (unaudited) and April 30, 2000

        Consolidated Statement of Income (unaudited)............................          4
          For the three months ended July 31, 2000 and July 24, 1999

        Consolidated Statement of Cash Flows (unaudited)........................          5
          For the three months ended July 31, 2000 and July 24, 1999

        Notes to Consolidated Financial Statements (unaudited)..................          7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................         15

Item 3. Quantitative and Qualitative Disclosure About Market Risk...............         21


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................................         22

Signatures......................................................................         23

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                          July 31,   April 30,
 ASSETS                                                     2000       2000
 ------                                                   --------   ---------
                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                               $  3,222    $  2,851
 Accounts receivable, less allowance for doubtful
  accounts of $3,943 and $4,191, respectively              85,074     100,366
 Inventories                                               44,175      46,223
 Prepaid expenses and other current assets                 11,433      11,405
                                                         --------    --------
   Total current assets                                   143,904     160,845

Property and equipment, net                                56,885      55,859
Intangible assets, net                                     97,289      92,650
Other assets                                               11,969      12,346
Net assets held for sale                                    2,891      10,012
                                                         --------    --------
   Total assets                                          $312,938    $331,712
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term debt                                         $  3,596    $  1,139
 Notes payable for acquisition                             10,337      10,337
 Accounts payable                                          25,464      33,950
 Accrued compensation                                      10,973      15,824
 Accrued additional purchase consideration                  5,137       9,581
 Accrued income taxes                                                   4,654
 Other accrued liabilities                                 14,829      15,388
                                                         --------    --------
   Total current liabilities                               70,336      90,873

Long-term credit facility                                 136,843     135,695
Subordinated related party debt                             4,184       4,174
Other long-term debt                                        4,767       5,005
Deferred income taxes                                       4,655       4,557
Other long-term liabilities                                 1,496       1,486
                                                         --------    --------
   Total liabilities                                      222,281     241,790
                                                         --------    --------

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none outstanding
 Common stock, $.001 par value, 150,000,000 shares
  authorized, 12,911,850 and 12,880,895 issued and
  outstanding, respectively                                    13          13
 Additional paid-in capital                                52,296      51,981
 Notes receivable from officers                            (1,958)     (1,958)
 Accumulated other comprehensive loss                      (3,729)     (2,631)
 Retained earnings                                         44,035      42,517
                                                         --------    --------
   Total stockholders' equity                              90,657      89,922
                                                         --------    --------
   Total liabilities and stockholders' equity            $312,938    $331,712
                                                         ========    ========

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended
                                                --------------------
                                                July 31,    July 24,
                                                  2000        1999
                                                --------    --------

Revenues                                        $141,829   $118,462
Cost of revenues                                 100,629     83,597
                                                --------   --------
   Gross profit                                   41,200     34,865

Selling, general and administrative expenses      34,612     26,223
Amortization expense                                 642        447
                                                --------   --------
   Operating income                                5,946      8,195

Interest expense                                   3,542      2,217
Interest income                                     (123)       (44)
Other income                                         (65)       (51)
                                                --------   --------

Income before provision for income taxes           2,592      6,073
Provision for income taxes                         1,074      2,636
                                                --------   --------
Net income                                      $  1,518   $  3,437
                                                ========   ========


Income per share:
   Basic                                        $   0.12   $   0.27
   Diluted                                      $   0.11   $   0.26

Weighted average common
 shares outstanding:
   Basic                                          12,891     12,603
   Diluted                                        13,564     13,462

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                      ----------------------
                                                                      July 31,       July 24,
                                                                        2000          1999
                                                                      --------       --------
Cash flows from operating activities:
 Net income                                                           $  1,518       $  3,437
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense                                 2,940          2,530
   Cash paid for restructuring costs                                      (419)           (95)
   Amortization of deferred financing costs                                136            184
   Changes in assets and liabilities (net of assets
    acquired and liabilities assumed in business combinations):
     Accounts receivable                                                15,314          8,136
     Inventories                                                         1,287           (834)
     Prepaid expenses and other current assets                             365         (1,326)
     Accounts payable                                                   (8,524)        (9,586)
     Accrued compensation and other accrued liabilities                 (9,650)          (733)
                                                                      --------       --------
       Net cash provided by operating activities                         2,967          1,713
                                                                      --------       --------

Cash flows from investing activities:
 Cash paid in acquisitions, net of cash received                        (9,425)       (11,994)
 Cash received for net assets held for sale                              6,781
 Additions to property and equipment                                    (3,660)        (3,342)
 Cash received on the sale of property and equipment                        42            329
 Other                                                                      21             48
                                                                      --------       --------
       Net cash used in investing activities                            (6,241)       (14,959)
                                                                      --------       --------

Cash flows from financing activities:
 Proceeds from credit facility borrowings                               31,690         24,600
 Payments of credit facility borrowings                                (30,581)       (11,975)
 Payments of other long-term debt                                         (226)          (205)
 Proceeds from issuance of other long-term debt                                         1,362
 Payments of short-term debt, net                                        2,457           (718)
 Payments of deferred financing costs                                                     (98)
 Proceeds from common stock issued under employee benefit programs         284            271
 Issuance of common stock to outside directors                              25             29
                                                                      --------       --------
       Net cash provided by financing activities                         3,649         13,266
                                                                      --------       --------

Effect of exchange rates on cash and cash equivalents                       (4)            (1)
                                                                      --------       --------
Net increase in cash and cash equivalents                                  371             19
Cash and cash equivalents at beginning of period                         2,851            607
                                                                      --------       --------
Cash and cash equivalents at end of period                            $  3,222       $    626
                                                                      ========       ========

                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                  (Continued)

                                                            Three Months Ended
                                                            ------------------
                                                             July 31,  July 24,
                                                              2000      1999
                                                            --------  --------
Supplemental disclosures of cash flow information:

   Interest paid                                             $4,000    $1,896
   Income taxes paid                                         $5,272    $1,174

During the three months ended July 31, 2000 and July 24, 1999, the Company paid $9,425 and $11,994, respectively, which represents the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. Acquisition costs incurred during the three months ended July 31, 2000, exclusively represented earn-out payments and acquisition costs associated with the Fiscal 1999 and Fiscal 2000 acquisitions. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are presented as follows:

                                                           Three Months Ended
                                                          --------------------
                                                           July 31,   July 24,
                                                             2000       1999
                                                          ---------- ---------

   Accounts receivable                                      $         $ 2,216
   Inventories                                                            596
   Prepaid expenses and other current assets                              256
   Property and equipment                                     (323)       637
   Goodwill and other intangible assets                      5,303     13,276
   Short-term debt                                                       (400)
   Accounts payable                                                    (2,449)
   Accrued compensation and other accrued liabilities        4,445     (2,138)
                                                            ------    -------
     Net assets acquired                                    $9,425    $11,994
                                                            ======    =======

Non-cash transactions:

 . During the three months ended July 31, 2000 and July 24, 1999, the Company accrued $5,137 and $2,095, respectively, as additional purchase consideration for earn-outs.

 . During the three months ended July 31, 2000 and July 24, 1999, the Company recorded additional paid-in capital of $6 and $68, respectively, related to the tax benefit of stock options exercised.

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

     Workflow Management is a leading integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 2,900 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 11 distribution centers, 11 print-on-demand centers and 56 sales offices.


NOTE 2 - BASIS OF PRESENTATION
-------------------------------

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

     In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000.

     As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2001 and ended April 30, 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, the three months ended July 31, 2000 consisted of 92 days as compared to the three months ended July 24, 1999, which consisted of 91 days.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

                                          July 31,    April 30,
                                            2000        2000
                                          --------    ---------

Raw materials                             $ 13,314    $  15,130
Work-in-process                              2,453        3,287
Finished goods                              28,408       27,806
                                          --------    ---------
 Total inventories                        $ 44,175    $  46,223
                                          ========    =========

NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

     During Fiscal 2000, the Company replaced its $200,000 credit facility with Deutsche Bank and entered into a secured $250,000 revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200,000 revolver, including a $50,000 sublimit for Canadian borrowings and a $50,000 amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 4.0 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At July 31, 2000, the Company had approximately $136,843 outstanding under the Credit Facility, at an annual interest rate of approximately 9.37%, and $113,157 available under the Credit Facility for acquisitions and working capital purposes. During the three months ended July 31, 2000, the Company incurred $2,981 in interest expense relating to the Credit Facility.

Subordinated Related Party Debt

     During Fiscal 1999, the Company issued $4,127 in subordinated unsecured notes including attached warrants with a value of $751 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4,878. The proceeds from the Subordinated Notes were used to repurchase the Company's Common Stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5,000 of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon an analysis performed by an independent lending institution acting as a financial advisor to the Company, Workflow Management believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


with unaffiliated third parties. Interest expense for the three months ended July 31, 2000 relating to the Subordinated Notes was $163. During Fiscal 2000, the Company issued 5 warrants related to the Subordinated Notes.

Interest Rate Protection

     During Fiscal 2000, the Company entered into an interest rate collar agreement with Bank of America (the "Collar") at no cost to the Company whereby the Company established a LIBOR cap of 6.74% on $25,000 of its variable interest rate Credit Facility debt. The Collar became effective on October 15, 1999 and will terminate on October 13, 2000. The Company has no other interest rate collars, futures, forward, swap or option contracts.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the three months ended July 31, 2000 were as follows:

Stockholders' equity balance at April 30, 2000                         $ 89,922
Issuance of common stock in conjunction with:
 Exercise of stock options, including tax benefits                           49
 Employee stock purchase program                                            241
 Fees paid to outside members of the Company's Board of Directors            25
Comprehensive income                                                        420
                                                                       --------
Stockholders' equity balance at July 31, 2000                          $ 90,657
                                                                       ========

Comprehensive Income

The components of comprehensive income are as follows:


                                                            Three Months Ended
                                                            ------------------
                                                             July 31,  July 24,
                                                               2000      1999
                                                            ---------  -------

Net income                                                  $  1,518   $ 3,437
Other comprehensive income:
 Foreign currency translation adjustment                      (1,098)     (854)
                                                            ---------  -------
Comprehensive income                                        $    420   $ 2,583
                                                            =========  =======

Notes Receivable from Officers

     The Company extended secured loans to certain members of management for the purchase, in the open market, of Company Common Stock by those individuals. The notes are full recourse promissory notes bearing interest at 6.75% per annum and are collateralized and secured with margined Company Common Stock personally owned by those management members participating in the program. The terms of the notes were amended and extended during Fiscal 2001. Under the revised terms, principal and interest are payable at maturity on August 31, 2001.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 6 - EARNINGS PER SHARE ("EPS")
----------------------------------

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

                                                    Three Months Ended
                                                    ------------------
                                                    July 31,  July 24,
                                                      2000      1999
                                                    --------  --------

Basic earnings per share:

 Net income                                         $  1,518  $  3,437
                                                    ========  ========

 Weighted average number of
   common shares outstanding                          12,891    12,603
                                                    ========  ========

 Basic earnings per share                           $   0.12  $   0.27
                                                    ========  ========

Diluted earnings per share:

 Net income                                         $  1,518  $  3,437
                                                    ========  ========

 Weighted average number of:
   Common shares outstanding                          12,891    12,603
   Effect of dilutive employee stock options*            673       859
                                                    --------  --------

     Total                                            13,564    13,462
                                                    ========  ========

 Diluted earnings per share                         $   0.11  $   0.26
                                                    ========  ========


* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 1,236 and 231 shares of common stock were anti-dilutive and outstanding during the three months ended July 31, 2000 and July 24, 1999, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 7 - BUSINESS COMBINATIONS
------------------------------

     During the three month period ended July 31, 2000, the Company did not complete any business combinations. However, the Company paid an additional $6,288 and $3,137 related to earn-out provisions and other various acquisition costs for the previously acquired companies. These costs were offset by the cash receipts of $6,781 for net assets held for sale. The assets held for sale were acquired in an acquisition completed in the last quarter of Fiscal 2000.

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

     Following the acquisition of Office Electronics, Inc. ("OEI") during Fiscal 2000, the Company decided to sell certain of OEI's manufacturing divisions and the related assets. As of July 31, 2000 all manufacturing divisions and assets except for the St. Louis division and its facility and the real estate upon which two other former OEI facilities were located, have been sold. At July
31, 2000 the carrying value of these net assets held for sale is based upon the net realizable value of the facilities.

     During Fiscal 1999, the Company made twelve acquisitions accounted for under the purchase method for an aggregate purchase price of $70,125, consisting entirely of cash. The total assets related to these acquisitions were $88,379, including intangible assets of $50,074. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     All of the Company's acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. Additional purchase consideration of $6,288 was paid by the Company in connection with these earn-out provisions during the three months ended July 31, 2000, and another $5,137 is accrued for these earn-out provisions at July 31, 2000. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at July 31, 2000.

     The following presents the unaudited pro forma results of operations of the Company for the three month period July 24, 1999, as if the divestiture of a subsidiary and the purchase acquisitions completed since the beginning of Fiscal 2000 had been consummated at the beginning of Fiscal 2000. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation at the acquired companies. During the three months ended July 24, 1999, the Company had pro forma adjustments of $181.

                                        Three Months Ended
                                        ------------------
                                             July 24,
                                               1999
                                             ---------

Revenues                                     $ 137,801
Net income                                       4,036

Earnings
 Basic                                       $    0.32
 Diluted                                          0.30

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestiture occurred at the beginning of Fiscal 2000 or the results that may occur in the future.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 8 - SEGMENT REPORTING
--------------------------

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

     The Company's Integrated Business Services Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Integrated Business Services Division also include transactions with customers utilizing the Company's proprietary iGetSmart inventory and distribution system. The Company's Fulfillment Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Fulfillment Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Fulfillment Division also provides product to the Company's Integrated Business Services Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead by segment in assessing performance.

Operating Segments

     The following table sets forth information as to the Company's reportable operating segments:


                                                        Three Months Ended
                                                       ---------------------
                                                        July 31,   July 24,
                                                         2000        1999
                                                       --------    --------
Revenues:
 Integrated Business Services Division                 $ 67,330    $ 43,876
 Fulfillment Division                                    78,716      77,194
 Intersegment                                            (4,217)     (2,608)
                                                       --------    --------
   Total                                               $141,829    $118,462
                                                       ========    ========

Operating income:
 Integrated Business Services Division                 $  2,713    $  3,591
 Fulfillment Division                                     5,892       6,210
 Corporate                                               (2,659)     (1,606)
                                                       --------    --------
   Total                                               $  5,946    $  8,195
                                                       ========    ========

                                                       July 31,    April 30,
                                                         2000        2000
                                                       --------    --------
Identifiable assets (at period end):
 Integrated Business Services Division                 $118,295    $134,673
 Fulfillment Division                                   176,771     181,461
 Corporate                                               17,872      15,578
                                                       --------    --------
   Total                                               $312,938    $331,712
                                                       ========    ========

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


Geographic Segments

  The following table sets forth information as to the Company's operations in its different geographic segments:

                                                        Three Months Ended
                                                        -------------------
                                                        July 31,   July 24,
                                                          2000       1999
                                                        --------   --------
Revenues:
 United States                                          $106,148   $ 84,452
 Canada                                                   35,681     34,010
                                                        --------   --------
   Total                                                $141,829   $118,462
                                                        ========   ========

Operating income:
 United States                                          $  2,921   $  5,566
 Canada                                                    3,025      2,629
                                                        --------   --------
   Total                                                $  5,946   $  8,195
                                                        ========   ========

                                                        July 31,   April 30,
                                                          2000       2000
                                                        --------   --------
Identifiable assets (at period end):
 United States                                          $252,277   $267,398
 Canada                                                   60,661     64,314
                                                        --------   --------
   Total                                                $312,938   $331,712
                                                        ========   ========

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

     Workflow Management is a leading integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of two main operating divisions - the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, and the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 2,900 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 11 distribution centers, 11 print-on-demand centers and 56 sales offices.

     As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2001" and "Fiscal 2000" refer to the Company's fiscal years ending April 30, 2001 and ended April 30, 2000, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, the three months ended July 31, 2000 consisted of 92 days as compared to the three months ended July 24, 1999, which consisted of 91 days.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 30, 2000 included in the Company's Annual Report on Form 10-K.

Consolidated Results of Operations

  Three Months Ended July 31, 2000 Compared to Three Months Ended July 24, 1999

     Consolidated revenues increased 19.7%, from $118.5 million for the three months ended July 24, 1999, to $141.8 million for the three months ended July 31, 2000. The Company's Integrated Business Services Division revenues increased by $23.5 million or 53.5% and its Fulfillment Division revenues increased by $1.5 million or 2.0% when comparing the three months ended July 31, 2000 to the three months ended July 24, 1999. These increases were primarily due to the Company's business combinations consummated after July 24, 1999. Revenues for the three months ended July 30, 2000, include revenues from six companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 2000 (the "Purchased Companies").

     International revenues increased 4.9%, from $34.0 million, or 28.7% of consolidated revenues, for the three months ended July 24, 1999, to $35.7 million, or 25.2% of consolidated revenues, for the three months ended July 31, 2000.

     Gross profit increased 18.2%, from $34.9 million, or 29.4% of revenues, for the three months ended July 24, 1999, to $41.2 million, or 29.1% of revenues, for the three months ended July 31, 2000. The increase in gross profit was primarily due to the Purchased Companies. The primary reason for the decrease in gross profit as a percentage of revenues was due to the increased pricing pressure in the envelope and direct mail product lines.

     Selling, general and administrative expenses increased 32.0%, from $26.2 million, or 22.1% of revenues, for the three months ended July 24, 1999, to $34.6 million, or 24.4% of revenues, for the three months ended July 31, 2000. The increase in selling, general and administrative expenses was primarily due to the increased spending in the Company's iGetSmart.com, Inc. subsidiary. During the quarter, the Company incurred approximately $1.6 million in additional expenses to further develop and market the iGetSmart technology and to hire additional personnel.

     Amortization expense increased 43.6%, from $447,000, or 0.4% of revenues, for the three months ended July 24, 1999, to $642,000, or 0.5% of revenues, for the three months ended July 31, 2000. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended July 31, 2000 versus the three months ended July 24, 1999.

     Interest expense, net of interest income, increased 57.3%, from $2.2 million for the three months ended July 24, 1999, to $3.4 million for the three months ended July 31, 2000. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended July 31, 2000 and the increase in overall market interest rates.

     Other income increased 27.5% from $51,000 for the three months ended July 24, 1999, to $65,000 for the three months ended July 31, 2000. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Provision for income taxes decreased 59.3% from $2.6 million for the three months ended July 24, 1999 to $1.1 million for the three months ended July 31, 2000, reflecting effective income tax rates of 43.4% and 41.4%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes.

Liquidity and Capital Resources

     At July 31, 2000, the Company had working capital of $73.6 million. The Company's capitalization, defined as the sum of long-term debt, subordinated related party debt and stockholders' equity, at July 31, 2000 was approximately $236.5 million.

     Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at July 31, 2000, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

     Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $15.0 million for new equipment and maintenance.

     During the three months ended July 31, 2000, net cash provided by operating
activities was $3.0 million.   Net cash used in investing activities was $6.2
million, including $9.4 million used for acquisitions, $3.7 million used for capital expenditures which were partially offset by the collection of $6.8 million for net assets held for sale. Net cash provided by financing activities was $3.6 million, which included $1.1 million in net borrowings by the Company on its revolving credit facility to primarily pay for the additional purchase considerations due under the earn-outs agreements, $0.2 million in payments of other long-term debt and $2.5 in net proceeds of short-term debt.

     During the three months ended July 24, 1999, net cash provided by operating
activities was $1.7 million.   Net cash used in investing activities was $15.0
million, including $12.0 million used for acquisitions, $3.3 million used for capital expenditures. Net cash provided by financing activities was $13.3 million, which included $12.6 million in net borrowings by the Company on its revolving credit facility to primarily pay for acquisitions and $0.4 million in net other borrowings.

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 25.2% of the Company's total net sales for the three months ended July 31, 2000. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

     During Fiscal 2000, the Company replaced its $200.0 million credit facility with Deutsche Bank and entered into a secured $250.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200.0 million revolver, including a $50.0 million sublimit for Canadian borrowings, and a $50.0 million amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 4.0 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At September 5, 2000, the Company had approximately $133.8 million outstanding under the Credit Facility, at an annual interest rate of approximately 9.26%, and $116.2 million available under the Credit Facility for acquisitions and working capital purposes.

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

Inflation

     The Company does not believe that inflation has had a material impact on its results of operations during the three-month periods ended July 31, 2000 and July 24, 1999, respectively.

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

     Approximately $97.3 million, or 31.1% of the Company's total assets at July 31, 2000, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Associated with Canadian Operations

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 25.2% and 27.0% of the Company's total net sales in the three months ended July 31, 2000 and the fiscal year ended April 30, 2000, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at July 31, 2000.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.1 Employment Agreement between Workflow Management, Inc. and Paul K. MacMillan.

     10.2 Severance Agreement between Workflow Management, Inc. and Paul K. MacMillan.

     11.1 Statement regarding computation of net income per share

     27.1 Financial Data Schedule


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WORKFLOW MANAGEMENT, INC.

     September 14, 2000           By: /s/ Steve R. Gibson
----------------------------         --------------------
          Date                    Steve R. Gibson
                                  Director, Chief Executive Officer and
                                   President
                                  (Principal Executive Officer)


     September 14, 2000           By: /s/ Michael L. Schmickle
----------------------------         -------------------------
          Date                    Michael L. Schmickle
                                  Chief Financial Officer, Executive Vice
                                   President and Treasurer
                                  (Principal Financial Officer and Principal
                                   Accounting Officer)