Form 10-Q
period 2000-10-31
WORKFLOW MANAGEMENT INC
filed 2000-12-15
CIK 1055564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                             ---

     As of December 5, 2000, there were 12,947,417 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet..............................................................................3
              October 31, 2000 (unaudited) and April 30, 2000

           Consolidated Statement of Income (unaudited)............................................................4
              For the three and six months ended October 31, 2000 and October 23, 1999

           Consolidated Statement of Cash Flows (unaudited)........................................................5
              For the three and six months ended October 31, 2000 and October 23, 1999

           Notes to Consolidated Financial Statements (unaudited)..................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................15

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............................................23


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....................................................24

Item 6.    Exhibits and Reports on Form 8-K.......................................................................24


Signatures........................................................................................................25

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           WORKFLOW MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                                       October 31,      April 30,
ASSETS                                                                                    2000            2000
------                                                                                ------------    ------------
                                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $      1,521    $      2,851
   Accounts receivable, less allowance for doubtful
     accounts of $3,977 and $4,191, respectively                                          96,009         100,366
   Inventories                                                                            48,520          46,223
   Prepaid expenses and other current assets                                              12,874          11,405
                                                                                    ------------    ------------
       Total current assets                                                              158,924         160,845

Property and equipment, net                                                               55,682          55,859
Intangible assets, net                                                                   102,323          92,650
Other assets                                                                              11,439          12,346
Net assets held for sale                                                                   1,900          10,012
                                                                                    ------------    ------------
       Total assets                                                                 $    330,268    $    331,712
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short-term debt                                                                  $      1,019    $      1,139
   Note payable for acquisition                                                            8,000          10,337
   Accounts payable                                                                       39,901          33,950
   Accrued compensation                                                                   12,520          15,824
   Accrued additional purchase consideration                                               7,249           9,581
   Accrued income taxes                                                                      396           4,654
   Other accrued liabilities                                                              19,854          15,388
                                                                                    ------------    ------------
       Total current liabilities                                                          88,939          90,873

Long-term credit facility                                                                136,626         135,695
Subordinated related party debt                                                            4,195           4,174
Other long-term debt                                                                       4,541           5,005
Deferred income taxes                                                                      4,617           4,557
Other long-term liabilities                                                                1,359           1,486
                                                                                    ------------    ------------
       Total liabilities                                                                 240,277         241,790
                                                                                    ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     authorized, 12,916,926 and 12,880,895 issued and
     outstanding, respectively                                                                13              13
   Additional paid-in capital                                                             52,517          51,981
   Notes receivable from officers                                                         (4,775)         (1,958)
   Accumulated other comprehensive loss                                                   (4,557)         (2,631)
   Retained earnings                                                                      46,793          42,517
                                                                                    ------------    ------------
       Total stockholders' equity                                                         89,991          89,922
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    330,268    $    331,712
                                                                                    ============    ============

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                     -----------------------------   ---------------------------

                                                      October 31,       October 23,   October 31,     October 23,
                                                          2000             1999           2000            1999
                                                     ------------     ------------   ------------    -----------
Revenues                                             $    149,226     $    131,760   $    291,055    $   250,221
Cost of revenues                                          105,110           93,330        205,739        176,926
                                                     ------------     ------------   ------------    -----------
       Gross profit                                        44,116           38,430         85,316         73,295

Selling, general and administrative expenses               35,323           28,175         69,935         54,398
Amortization expense                                          692              572          1,334          1,019
                                                     ------------     ------------   ------------    -----------
       Operating income                                     8,101            9,683         14,047         17,878

Interest expense                                            3,651            2,692          7,194          4,909
Interest income                                              (146)             (66)          (269)          (109)
Gain on sale of securities                                                  (1,808)                       (1,808)
Unrealized holding gain on trading securities                               (1,163)                       (1,163)
Loss on sale of subsidiary                                                     318                           318
Other (income) expense                                       (129)              31           (195)           (21)
                                                     ------------     ------------   ------------    -----------

Income before provision for income taxes                    4,725            9,679          7,317         15,752
Provision for income taxes                                  1,968            3,958          3,041          6,594
                                                     ------------     ------------   ------------    -----------
Net income                                           $      2,757     $      5,721   $      4,276    $     9,158
                                                     ============     ============   ============    ===========


Income per share:
       Basic                                         $       0.21     $       0.45   $       0.33    $      0.73
       Diluted                                       $       0.21     $       0.43   $       0.32    $      0.68

Weighted average common shares outstanding:
       Basic                                               12,915           12,622         12,903         12,612
       Diluted                                             12,925           13,443         13,244         13,453

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                     ---------------------------
                                                                                       October 31,    October 23,
                                                                                          2000            1999
                                                                                     ------------    -----------
Cash flows from operating activities:
   Net income                                                                         $     4,276    $     9,158
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization expense                                                 5,887          5,221
      Cash paid for restructuring costs                                                      (673)           (95)
      Amortization of deferred financing costs                                                277            370
      Gain on sale of securities                                                                          (1,808)
      Unrealized holding gain on trading securities                                                       (1,163)
      Loss on sale of subsidiary                                                                             318
      Changes in assets and liabilities (net of assets acquired
       and liabilities assumed in business combinations):
        Accounts receivable                                                                 6,865         (9,869)
        Inventories                                                                        (3,416)        (1,648)
        Prepaid expenses and other current assets                                            (273)        (3,277)
        Accounts payable                                                                    4,799         (1,310)
        Accrued compensation and other accrued liabilities                                 (3,817)         3,559
                                                                                      -----------    -----------
             Net cash provided by (used in) operating activities                           13,925           (544)
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                         (6,940)       (21,022)
   Additions to property and equipment                                                     (5,121)        (6,295)
   Cash received for net assets held for sale                                               6,909
   Cash paid for additional purchase consideration                                         (6,478)        (1,095)
   Purchase of securities                                                                                 (2,400)
   Proceeds on sale of securities                                                                          3,008
   Cash received on the sale of property and equipment                                        238            537
   Other                                                                                       (3)           178
                                                                                      -----------    -----------
             Net cash used in investing activities                                        (11,395)       (27,089)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                60,506         52,350
   Payments of credit facility borrowings                                                 (59,156)       (25,825)
   Payments of other long-term debt                                                          (423)          (376)
   Proceeds from issuance of other long-term debt                                                          1,362
   Payments of short-term debt, net                                                        (2,466)          (639)
   Payments of deferred financing costs                                                       (39)          (186)
   Proceeds from common stock issued under employee benefit programs                          475            286
   Issuance of notes receivable to officers                                                (2,817)
   Issuance of common stock to outside directors                                               55             54
                                                                                      -----------    -----------
             Net cash (used in) provided by financing activities                           (3,865)        27,026
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                           5
                                                                                       ----------    -----------
Net decrease in cash and cash equivalents                                                  (1,330)          (607)
Cash and cash equivalents at beginning of period                                            2,851            607
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     1,521    $       -
                                                                                      ===========    ===========

                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                  (Continued)

                                                                                             Six Months Ended
                                                                                     ---------------------------
                                                                                     October 31,     October 23,
                                                                                         2000            1999
                                                                                     ------------    -----------
Supplemental disclosures of cash flow information:

   Interest paid                                                                     $      6,898    $     4,165
   Income taxes paid                                                                 $      7,248    $     6,325

During the six months ended October 31, 2000 and October 23, 1999, the Company paid $6,940 and $21,022, respectively, which represents the aggregate of: 1) the initial fixed consideration for purchase acquisitions and other purchase price adjustments relating to certain acquisitions and 2) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various acquisition costs are presented as follows:

                                                                                            Six Months Ended
                                                                                     ----------------------------
                                                                                      October 31,     October 23,
                                                                                         2000            1999
                                                                                     ------------    -----------
   Accounts receivable                                                               $      3,146    $     5,021
   Inventories                                                                                514            943
   Prepaid expenses and other current assets                                                  384            633
   Property and equipment                                                                     345          1,679
   Intangible assets                                                                        9,490         19,627
   Other assets                                                                               158             99
   Short-term debt                                                                                          (601)
   Accounts payable                                                                        (1,481)        (3,386)
   Accrued compensation and other accrued liabilities                                      (5,573)        (1,927)
   Long-term debt                                                                             (43)        (1,066)
                                                                                     ------------    -----------
       Net assets acquired                                                           $      6,940    $    21,022
                                                                                     ============    ===========

Non-cash transactions:

 .    During the six months ended October 31, 2000 and October 23, 1999, the
     Company accrued $4,175 and $4,833, respectively, as additional purchase consideration for earn-outs.

 .    During the six months ended October 31, 2000 and October 23, 1999, the
     Company recorded additional paid-in capital of $6 and $74, respectively, related to the tax benefit of stock options exercised.

 .    During the six months ended October 23, 1999, the Company sold one of its subsidiaries and an associated building in exchange for notes receivable totaling $4,690.

 .    During the six months ended October 23, 1999, the Company increased the investment carrying value of its securities available for sale by recording an unrealized holding gain in comprehensive income of $1,162.

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 1 - NATURE OF BUSINESS
---------------------------

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of three main operating divisions: 1) the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, 2) the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature and 3) the iGetSmart.com Division which owns the iGetSmart software source code, licenses the right to use the software to other entities, including subsidiaries of the Company, and provides warehousing services through a nationwide network of distribution centers. Workflow Management employs approximately 2,900 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 12 distribution centers, 11 print-on-demand centers and 57 sales offices.

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

     As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2001 and ended April 30, 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, the three months ended October 31, 2000 and October 23, 1999 and the six months ended October 31, 2000 and October 23, 1999 consisted of 92, 91, 184 and 182 days, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:
                                                  October 31,      April 30,
                                                     2000            2000
                                                ------------    -----------

Raw materials                                   $     13,636    $    15,130
Work-in-process                                        3,246          3,287
Finished goods                                        31,638         27,806
                                                ------------    -----------
   Total inventories                            $     48,520    $    46,223
                                                ============    ===========


NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

     During Fiscal 2000, the Company entered into a secured $250,000 revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200,000 revolver, including a $50,000 sublimit for Canadian borrowings and a $50,000 amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 3.75 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At October 31, 2000, the Company had approximately $136,626 outstanding under the Credit Facility, at an annual interest rate of approximately 9.34%, and $113,374 available under the Credit Facility for acquisitions and working capital purposes. During the six months ended October 31, 2000, the Company incurred $6,633 in interest expense relating to the Credit Facility.

Subordinated Related Party Debt

     During Fiscal 1999, the Company issued $4,127 in subordinated unsecured notes including attached warrants with a value of $751 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4,878. The proceeds from the Subordinated Notes were used to repurchase the Company's common stock. The Subordinated Notes mature on January 18, 2009, and have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company Common Stock at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. Upon the payment in full of the Subordinated Notes, or upon a change of control of the Company (as defined in the Subordinated Notes), the warrants previously issued to the note holders will be returned to the Company and reissued in an amount which would provide for at least a 15%, but not more than an 18%, total annual return to each note holder. The indebtedness evidenced by the Subordinated Notes is subordinate to all amounts outstanding under the Credit Facility. In addition to payment and other customary default provisions, the Company would be in default under the terms of the Subordinated Notes if more than $5,000 of the Company's debt under the Credit Facility was accelerated. Any such acceleration could occur if the Company defaulted under the terms of the Credit Facility. Based upon an analysis performed by an

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

independent lending institution acting as a financial advisor to the Company, Workflow Management believes that the terms and conditions of the Subordinated Notes were no less favorable than the terms and conditions that would have been available in an arm's-length transaction with unaffiliated third parties. Interest expense for the six months ended October 31, 2000 relating to the Subordinated Notes was $326. During Fiscal 2000, the Company issued 5 warrants related to the Subordinated Notes.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the six months ended October 31, 2000 were as follows:

Stockholders' equity balance at April 30, 2000                            $      89,922
Issuance of common stock in conjunction with:
   Exercise of stock options, including tax benefits                                 49
   Employee stock purchase program                                                  432
   Fees paid to outside members of the Company's Board of Directors                  55
Issuance of notes receivable from officers                                       (2,817)
Comprehensive income                                                              2,350
                                                                          -------------
Stockholders' equity balance at October 31, 2000                          $      89,991
                                                                          =============

Comprehensive Income

The components of comprehensive income are as follows:

                                                         Three Months Ended               Six Months Ended
                                                     -----------------------------   ---------------------------
                                                     October 31,      October 23,    October 31,     October 23,
                                                        2000             1999           2000            1999
                                                     -----------      -----------    -----------     -----------
Net income                                           $     2,757      $     5,721    $     4,276     $     9,158
Other comprehensive income:
   Foreign currency translation adjustment                  (826)             628         (1,926)           (226)
   Unrealized gain on available-for-sale securities                         1,162                          1,162
                                                     -----------      -----------    -----------     -----------
Comprehensive income                                 $     1,931      $     7,511    $     2,350     $    10,094
                                                     ===========      ===========    ===========     ===========

Notes Receivable from Officers

     In August 1998 and October 2000, the Company extended secured loans to certain members of management for the purchase, in the open market, of the Company's common stock ("Company Common Stock") by those individuals. The notes are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum. Principal and interest on the notes issued in August 1998 and in October 2000 are payable at maturity on August 31, 2001 and on demand, no later than January 2, 2003, respectively. At October 31, 2000, $4,775 and $285 in principal and interest, respectively, were outstanding.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 6 - SALE OF SUBSIDIARY
---------------------------

     On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3,800 and recorded a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1,246, 8% note due on November 30, 1999 ("Short Term Note") and a $2,544, 8.0% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's stock has paid off the Short Term Note. The remaining note is secured by all of the assets of Hano and is subject to a limited guarantee with a third party up to a maximum of $2,000. The Company also entered into an agreement with Hano to sublease building space from Hano for $23 per month through December 2004.

     The limited guarantee on the sale of Hano is solely enforceable through foreclosure on a warehouse, which the Company sold to the third party guarantor concurrent with the Hano sale. Sale proceeds consisted of a $900, 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10 per month through August 2004, then increasing to $15 per month through August 2009.

NOTE 7 - INVESTMENT IN COMMON STOCK
-----------------------------------

     In September 1999, the Company purchased shares of a corporation's common stock in one transaction for $2,400. The Company sold shares during the three months ended October 23, 1999 and recorded a gain of $1,800. The Company sold additional shares in November 1999 and classified these shares as trading securities at October 23, 1999, which resulted in the Company reporting an unrealized holding gain of $1,162 as other income for the three months ended October 23, 1999. The remaining shares held by the Company at October 23, 1999 were classified as available-for-sale based on the Company's intent and ability to retain the shares and resulted in an unrealized holding gain of $1,162 which was included in other comprehensive income at October 23, 1999. At October 31, 2000, all shares of this corporation's common stock have been sold.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 8 - EARNINGS PER SHARE ("EPS")
-----------------------------------

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

                                                         Three Months Ended               Six Months Ended
                                                      ----------------------------   ---------------------------
                                                        October 31,     October 23,   October 31,     October 23,
                                                           2000            1999          2000            1999
                                                      ------------    ------------   ------------    -----------
Basic earnings per share:

   Net income                                         $      2,757    $      5,721   $      4,276   $      9,158
                                                      ============    ============   ============   ============

   Weighted average number of
       common shares outstanding                            12,915          12,622         12,903         12,612
                                                      ============    ============   ============   ============

   Basic earnings per share                           $       0.21    $       0.45   $       0.33   $       0.73
                                                      ============    ============   ============   ============

Diluted earnings per share:

   Net income                                         $      2,757    $      5,721   $      4,276   $      9,158
                                                      ============    ============   ============   ============

   Weighted average number of:
       Common shares outstanding                            12,915          12,622         12,903         12,612
       Effect of dilutive employee stock options*               10             821            341            841
                                                      ------------    ------------   ------------   ------------
          Total                                             12,925          13,443         13,244         13,453
                                                      ============    ============   ============   ============

   Diluted earnings per share                         $       0.21    $       0.43   $       0.32   $       0.68
                                                      ============    ============   ============   ============

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,815 and 504 shares of common stock were anti-dilutive and outstanding during the six months ended October 31, 2000 and October 23, 1999, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 9 - BUSINESS COMBINATIONS
------------------------------

     During the six month period ended October 31, 2000, the Company completed two business combinations which were accounted for under the purchase method for an aggregate purchase price of $6,940 consisting entirely of cash. The total assets related to these acquisitions were $14,037, including goodwill and other intangible assets of $9,490. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

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

     Following the acquisition of Office Electronics, Inc. ("OEI") during Fiscal 2000, the Company decided to sell certain of OEI's manufacturing divisions and the related assets. As of October 31, 2000 all manufacturing divisions and assets except for the St. Louis division and its facility and the real estate upon which one other former OEI facility was located, have been sold. At October 31, 2000 the carrying value of these net assets held for sale is based upon the net realizable value of the facilities.

     Most of the Company's acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. Additional purchase consideration of $6,478 and $1,095 was paid by the Company in connection with these earn-out provisions during the six months ended October 31, 2000 and October 23, 1999, respectively, and another $7,249 is accrued for these earn-out provisions at October 31, 2000. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at October 31, 2000.

     The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 31, 2000 and October 23, 1999, as if the divestiture of a subsidiary and the purchase acquisitions completed since the beginning of Fiscal 2000 had been consummated at the beginning of Fiscal 2000. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation at the acquired companies of $107, $233, $214 and $716 for the three months ended October 31, 2000 and October 23, 1999, and the six months ended October 31, 2000 and October 23, 1999, respectively.


                                                          Three Months Ended              Six Months Ended
                                                      ----------------------------   ---------------------------
                                                         October 31,    October 23,   October 31,     October 23,
                                                           2000            1999           2000           1999
                                                      -----------     ------------   ------------    -----------
Revenues                                              $    153,783    $    152,519   $    299,422   $    292,818
Net income                                                   3,106           6,068          4,841         10,198

Earnings per share:
   Basic                                              $       0.24    $       0.48   $       0.38   $       0.81
   Diluted                                                    0.24            0.45           0.37           0.76

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

NOTE 10 - SEGMENT REPORTING
---------------------------

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Executive Officers. Operating segments of the Company are defined primarily by the segment operation's core business function whether it is: a) the procurement and subsequent distribution of product to the customer, b) the sale of an internally manufactured product to the customer or c) the license of software source code and provision of warehousing services to other entities. The Company has determined that its operating activities consist of three reportable operating segments: the Company's Integrated Business Services Division, the Company's Fulfillment Division and the Company's iGetSmart.com Division.

     The Company's Integrated Business Services Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The Company's Fulfillment Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Fulfillment Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Fulfillment Division also provides product to the Company's Integrated Business Services Division for distribution to customers. The iGetSmart.com Division owns the proprietary iGetSmart electronic inventory and distribution system. The iGetSmart.com Division licenses the use of the iGetSmart source code to other entities, including subsidiaries of the Company, and provides warehousing services. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead by segment in assessing performance.

Operating Segments

     The following table sets forth information as to the Company's reportable operating segments:

                                                           Three Months Ended             Six Months Ended
                                                      ---------------------------    ---------------------------
                                                      October 31,    October 23,     October 31,     October 23,
                                                         2000            1999            2000           1999
                                                      ------------   ------------    ------------    -----------
Revenues:
   Integrated Business Services Division              $     67,930    $    51,305    $    133,368    $    95,180
   Fulfillment Division                                     83,881         82,360         162,597        159,554
   iGetSmart.com Division                                    3,386                          6,242
   Intersegment                                             (5,971)        (1,905)        (11,152)        (4,513)
                                                      ------------    -----------    ------------    -----------
       Total                                          $    149,226    $   131,760    $    291,055    $   250,221
                                                      ============    ===========    ============    ===========

Operating income:
   Integrated Business Services Division              $      3,461    $     5,045    $      7,127    $     8,636
   Fulfillment Division                                      7,644          6,829          13,141         13,039
   iGetSmart.com Division                                      217                           (341)
   Corporate                                                (3,221)        (2,191)         (5,880)        (3,797)
                                                      ------------    -----------    ------------    -----------
       Total                                          $      8,101    $     9,683    $     14,047    $    17,878
                                                      ============    ===========    ============    ===========

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                     October 31,       April 30,
                                                                                         2000            2000
                                                                                     ------------    -----------
Identifiable assets (at period end):
   Integrated Business Services Division                                             $    120,990    $   134,673
   Fulfillment Division                                                                   180,458        181,461
   iGetSmart.com Division                                                                   9,265
   Corporate                                                                               19,555         15,578
                                                                                     ------------    -----------
       Total                                                                         $    330,268    $   331,712
                                                                                     ============    ===========

Geographic Segments

         The following table sets forth information as to the Company's operations in its different geographic segments:

                                                          Three Months Ended              Six Months Ended
                                                      ----------------------------   ---------------------------
                                                        October 31,     October 23,    October 31,    October 23,
                                                           2000            1999           2000            1999
                                                      ------------    ------------   ------------    -----------
Revenues:
   United States                                      $    112,528    $     96,530   $    217,712    $   180,981
   Canada                                                   36,698          35,230         73,343         69,240
                                                      ------------    ------------   ------------    -----------
       Total                                          $    149,226    $    131,760   $    291,055    $   250,221
                                                      ============    ============   ============    ===========

Operating income:
   United States                                      $      4,743    $      6,728   $      7,665    $    12,294
   Canada                                                    3,358           2,955          6,382          5,584
                                                      ------------    ------------   ------------    -----------
       Total                                          $      8,101    $      9,683   $     14,047    $    17,878
                                                      ============    ============   ============    ===========

                                                                                       October 31,      April 30,
                                                                                          2000            2000
                                                                                     ------------    -----------
Identifiable assets (at period end):
   United States                                                                     $    271,577    $   267,398
   Canada                                                                                  58,691         64,314
                                                                                     ------------    -----------
       Total                                                                         $    330,268    $   331,712
                                                                                     ============    ===========

NOTE 11 - SUBSEQUENT EVENT
--------------------------

     On December 8, 2000, the Company repaid in full the Subordinated Notes for $4,878. As defined in the Subordinated Notes, warrants previously issued to the note holders were returned to the Company and reissued in an amount sufficient to provide a 15.0% total annual return to each holder. The Company issued 42 warrants which are exercisable into shares of Company Common Stock at a nominal cost.

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

Introduction

         Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of three main operating divisions: 1) the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, 2) the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature and 3) the iGetSmart.com Division which owns the proprietary iGetSmart inventory and distribution system. The iGetSmart.com Division licenses the use of the source code to other entities for a fee, including subsidiaries of the Company. Workflow Management employs approximately 2,900 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 12 distribution centers, 11 print-on-demand centers and 57 sales offices.

         As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2001" and "Fiscal 2000" refer to the Company's fiscal years ending April 30, 2001 and ended April 30, 2000, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, the three months ended October 31, 2000 and October 23, 1999 and the six months ended October 31, 2000 and October 23, 1999 consisted of 92, 91, 184 and 182 days, respectively.

         The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 30, 2000 included in the Company's Annual Report on Form 10-K.

Consolidated Results of Operations

 Three Months Ended October 31, 2000 Compared to Three Months Ended October 23, 1999

   Consolidated revenues increased 13.3%, from $131.8 million for the three months ended October 23, 1999, to $149.2 million for the three months ended October 31, 2000. The Company's Integrated Business Services Division revenues increased by $16.6 million or 32.4% and its Fulfillment Division revenues increased by $1.5 million or 1.9% when comparing the three months ended October 31, 2000 to the three months ended October 23, 1999. These increases were primarily due to the Company's business combinations consummated after October 23, 1999. Revenues for the three months ended October 31, 2000 and October 23, 1999, include revenues from six companies acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of Fiscal 2000 (the "Purchased Companies"). The Company's iGetSmart.com Division had total revenues of $3.4 million for three months ended October 31, 2000. Total revenues at iGetSmart.com consisted of $3.2 million in interdivisional revenues to the Company's other subsidiaries. These interdivisional revenues were eliminated upon consolidation.

   International revenues increased 4.2%, from $35.2 million, or 26.7% of consolidated revenues, for the three months ended October 23, 1999, to $36.7 million, or 24.6% of consolidated revenues, for the three months ended October 31, 2000. International revenues consisted exclusively of revenues generated in Canada.

   Gross profit increased 14.8%, from $38.4 million, or 29.2% of revenues, for the three months ended October 23, 1999, to $44.1 million, or 29.6% of revenues, for the three months ended October 31, 2000. The increase in gross profit was primarily due to the Purchased Companies. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than historically recognized by the Company.

   Selling, general and administrative expenses increased 25.4%, from $28.2 million, or 21.4% of revenues, for the three months ended October 23, 1999, to $35.3 million, or 23.7% of revenues, for the three months ended October 31, 2000. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the spending in the Company's iGetSmart.com Division. During the quarter, the Company incurred approximately $1.4 million in additional expenses to further develop and market the iGetSmart technology and to hire additional personnel.

   Amortization expense increased 21.0% from $572,000 or 0.4% of revenues for the three months ended October 23, 1999, to $692,000 or 0.5% of revenues for the three months ended October 31, 2000. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended October 31, 2000 versus the three months ended October 23, 1999.

   Interest expense, net of interest income, increased 33.5%, from $2.6 million for the three months ended October 23, 1999, to $3.5 million for the three months ended October 31, 2000. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended October 31, 2000 and the increase in overall market interest rates, including the interest rate associated with the Company's secured credit facility.

   On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3.8 million and recorded a pre-tax loss on the sale of $318,000. Sale proceeds consisted of a $1.3 million 8% note due on November 30, 1999 ("Short Term Note") and a $2.5 million 8% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's stock has paid off the Short Term Note. The remaining note is collateralized by all of the assets of Hano and is subject to a limited guarantee with a third party up to a maximum of $2.0 million. The Company also entered into an agreement with Hano to sublease building space from Hano for $23,000 per month through December 2004.

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

   In September 1999, the Company purchased shares of a corporation's common stock in one transaction for $2.4 million. The Company sold shares during the three months ended October 23, 1999 and recorded a gain of $1.8 million. The Company sold additional shares in November 1999 and classified these shares as trading securities at October 23, 1999, which resulted in the Company reporting an unrealized holding gain of $1.2 million as other income for the three months ended October 23, 1999. The remaining shares held by the Company at October 23, 1999 were classified as available-for-sale based on the Company's intent and ability to retain the shares and resulted in an unrealized holding gain of $1.2 million which was included in other comprehensive income at October 23, 1999. At October 31, 2000, all shares of this corporation's common stock have been sold.

   Other expense, net of other income decreased 516.0% from $31,000 for the three months ended October 23, 1999, to other income of $129,000 for the three months ended October 31, 2000. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

   Provision for income taxes decreased 50.3% from $4.0 million for the three months ended October 23, 1999 to $2.0 million for the three months ended October 31, 2000, reflecting effective income tax rates of 40.9% and 41.7%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the three months ended October 23, 1999, the effective income tax rate was reduced due to the fact that the marketable securities gains were taxed at a 35.0% rate.

 Six Months Ended October 31, 2000 Compared to Six Months Ended October 23, 1999

   Consolidated revenues increased 16.3%, from $250.2 million for the six months ended October 23, 1999, to $291.1 million for the six months ended October 31, 2000. The Company's Integrated Business Services Division revenues increased by $38.2 million or 40.1% and its Fulfillment Division revenues increased by $3.0 million or 1.9% when comparing the six months ended October 31, 2000 to the six months ended October 23, 1999. These increases were primarily due to the Company's business combinations consummated after October 23, 1999. Revenues for the six months ended October 31, 2000, include revenues from eight companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 2000 (the "Purchased Companies"). The Company's iGetSmart.com Division had total revenues of $6.2 million for six months ended October 31, 2000. Total revenues at iGetSmart.com consisted of $6.0 million in interdivisional revenues to the Company's other subsidiaries. These interdivisional revenues were eliminated upon consolidation.

   International revenues increased 5.9%, from $69.2 million, or 27.7% of consolidated revenues, for the six months ended October 23, 1999, to $73.3 million, or 25.2% of consolidated revenues, for the six months ended October 31, 2000.

   Gross profit increased 16.4%, from $73.3 million, or 29.3% of revenues, for the six months ended October 23, 1999, to $85.3 million, or 29.3% of revenues, for the six months ended October 31, 2000. The increase in gross profit was primarily due to the Purchased Companies.

   Selling, general and administrative expenses increased 28.6%, from $54.4 million, or 21.7% of revenues, for the six months ended October 23, 1999, to $69.9 million, or 24.0% of revenues, for the six months ended October 31, 2000. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the spending in the Company's iGetSmart.com Division. During the six months ended October 31, 2000, the Company incurred approximately $3.0 million in additional expenses to further develop and market the iGetSmart technology.

   Amortization expense increased 30.9%, from $1.0 million, or 0.4% of revenues, for the six months ended October 23, 1999, to $1.3 million, or 0.5% of revenues, for the six months ended October 31, 2000. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the six months ended October 31, 2000 versus the six months ended October 31, 1999.

   Interest expense, net of interest income, increased 44.3%, from $4.8 million for the six months ended October 23, 1999, to $6.9 million for the six months ended October 31, 2000. This increase in net interest expense was due to the increased level of debt outstanding during the six months ended October 31, 2000 and the increase in overall market interest rates, including the interest rate associated with the Company's secured credit facility.

   As discussed above, in September 1999, the Company sold all of the outstanding capital stock of Hano for $3.8 million and recorded a pre-tax loss on the sale of $318,000.

   As also discussed above, in September 1999, the Company sold shares of a corporation's common stock during the six months ended October 23, 1999 and recognized a realized gain of $1.8 million and an unrealized gain of $1.2 million. At October 31, 2000, all shares of this corporation's common stock have been sold.

   Other income increased 829.0% from $21,000 for the six months ended October 23, 1999, to $195,000 for the six months ended October 31, 2000. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

   Provision for income taxes decreased 53.9% from $6.6 million for the six months ended October 23, 1999 to $3.0 million for the six months ended October 31, 2000, reflecting effective income tax rates of 41.9% and 41.6%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the six months ended October 23, 1999 the effective income tax rate was reduced due to the fact that the marketable security gains were taxed at a 35.0% rate.

Liquidity and Capital Resources

   At October 31, 2000, the Company had working capital of $70.0 million. The Company's capitalization, defined as the sum of long-term debt, subordinated related party debt and stockholders' equity, at October 31, 2000 was approximately $235.4 million.

   Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at October 31, 2000, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

   Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $15.0 million for new equipment and maintenance.

   During the six months ended October 31, 2000, net cash provided by operating activities was $13.9 million. Net cash used in investing activities was $11.4 million, including $13.4 million used for acquisitions and additional purchase consideration, $5.1 million used for capital expenditures which were partially offset by the collection of $6.9 million for net assets held for sale. Net cash used by financing activities was $3.9 million, which included $1.4 million in net borrowings by the Company on its revolving credit facility to primarily pay for the acquisitions consummated during the quarter, additional purchase considerations due under the earn-outs agreements and $2.5 million in payments of other short-term debt.

   During the six months ended October 23, 1999, net cash used in operating activities was $0.5 million. Net cash used in investing activities was $27.1 million, including $22.1 million used for acquisitions and additional purchase consideration, $6.3 million used for capital expenditures and $2.4 million used for the purchase of marketable securities which were partially offset by $3.0 million generated from the sale of certain securities. Net cash provided by financing activities was $27.0 million, which included $26.5 million in net borrowings by the Company on its revolving credit facility to primarily pay for acquisitions.

   Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 25.2% of the Company's total net sales for the six months ended October 31, 2000. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

   During Fiscal 2000, the Company entered into a secured $250.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200.0 million revolver, including a $50.0 million sublimit for Canadian borrowings, and a $50.0 million amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The financial covenants include a total debt to proforma EBITDA maximum of 3.75 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At December 5, 2000, the Company had approximately $149.3 million outstanding under the Credit Facility, at an annual interest rate of approximately 9.29%, and $100.7 million available under the Credit Facility for acquisitions and working capital purposes.

   During Fiscal 1999, the Company issued $4.1 million in subordinated unsecured notes including attached warrants with a value of $0.8 million at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4.9 million. The proceeds from the Subordinated Notes were used to repurchase common stock of the Company. The Subordinated Notes have a stated coupon of 12% payable semi-annually in arrears. The attached warrants are exercisable into shares of Company common stock ("Company Common Stock") at a nominal cost and will be issued on each anniversary of the purchase of the Subordinated Notes at an amount sufficient to provide a 15% total annual return to each holder. On December 8, 2000, the Company repaid in full the Subordinated Notes for $4.9 million. As defined in the Subordinated Notes, warrants previously issued to the note holders were returned to the Company and reissued in an amount sufficient to provide a 15.0% total annual return to each holder. The Company issued 42,104 warrants which are exercisable into shares of Company Common Stock at a nominal cost.

   The Company was spun-off from U.S Office Products Company ("U.S. Office Products") on June 9, 1998, pursuant to the terms and conditions of a distribution agreement ("Distribution Agreement") between the Company, U.S. Office Products and certain other entities that were also spun-off by U.S. Office Products. Under the terms of the Distribution Agreement, the Company is obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the spin-off, including liabilities under federal securities laws (the "Indemnification Obligation"). This Indemnification Obligation is reduced by any insurance proceeds actually recovered in respect of the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products.

   U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the transaction consummated pursuant to the Distribution Agreement. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) are likely to be subject to the Company's Indemnification Obligation. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company.

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

Inflation

   The Company does not believe that inflation has had a material impact on its results of operations during the three and six month periods ended October 31, 2000 and October 23, 1999, respectively.

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

   Approximately $102.3 million, or 31.0% of the Company's total assets at October 31, 2000, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Associated with Canadian Operations

   Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 25.2% and 27.0% of the Company's total net sales in the six months ended October 31, 2000 and the fiscal year ended April 30, 2000, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

   The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at October 31, 2000.

   The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Credit Facility, the Company enters into, from time to time, interest rate collar agreements to mitigate fluctuations in the Credit Facility's variable base interest rate. At October 31, 2000, the Company had no outstanding derivatives, swaps, collars or similar type agreements to mitigate such fluctuating interest rates.

                          PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

Workflow Management, Inc. held its 2000 Annual Meeting of Stockholders on September 27, 2000. At the Annual Meeting, the following matters were acted upon by the stockholders:

1. Election of Directors. The following persons were elected as directors to serve a one year term, with the vote For and Withheld indicated below:

Director                              For                       Withheld
--------                              ---                       --------

Thomas A. Brown, Sr.                  11,606,212                  84,368
Thomas B. D'Agostino, Sr.             11,187,398                 503,182
Thomas B. D'Agostino, Jr.             11,612,271                  78,309
Steve R. Gibson                       11,612,218                  78,362
Gus J. James, II.                     11,610,204                  80,376
James J. Maiwurm                      11,612,147                  78,433
Peter J. Pakuris                      11,606,132                  84,448
Roger J. Pearson                      11,610,174                  80,406
F. Craig Wilson                       11,604,212                  86,368

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2001 fiscal year.

For                       Against                            Abstain
---                       -------                            -------

11,643,709                 38,967                              7,904

Item 6.        Exhibits and Reports on Form 8-K.

(a)    Exhibits

       10.1 Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 27, 2000, among Workflow Management, Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as Administrative Agent.

       10.2 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of September 29, 2000, among Workflow Management, Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as Administrative Agent.

       10.3 Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 6, 2000, among Workflow Management, Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as Administrative Agent.

       27.1   Financial Data Schedule

(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORKFLOW MANAGEMENT, INC.

       December 15, 2000                 By: /s/ Thomas B. D'Agostino, Sr.
---------------------------------            -----------------------------
              Date                       Thomas B. D'Agostino, Sr.
                                         Chairman of the Board, Chief Executive
                                         Officer, Director
                                         (Principal Executive Officer)

       December 15, 2000                 By: /s/ Michael L. Schmickle
----------------------------------           ------------------------
              Date                       Michael L. Schmickle
                                         Chief Financial Officer, Executive
                                         Vice President and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)