Form 10-Q
period 2001-01-31
WORKFLOW MANAGEMENT INC
filed 2001-03-16
CIK 1055564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

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
                                               ---      -----

     As of March 13, 2001, there were 12,973,284 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet..................................................           3
          January 31, 2001 (unaudited) and April 30, 2000

         Consolidated Statement of Income (unaudited)................................           4
          For the three and nine months ended January 31, 2001 and January 22, 2000

         Consolidated Statement of Cash Flows (unaudited)............................           5
          For the three and nine months ended January 31, 2001 and January 22, 2000

         Notes to Consolidated Financial Statements (unaudited)......................           7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................          15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................          23


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................          24


Signatures...........................................................................          25

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                           WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                        January 31,   April 30,
ASSETS                                                      2001        2000
------                                                  ----------    --------
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents                                $  1,545    $  2,851
 Accounts receivable, less allowance for doubtful
  accounts of $3,888 and $4,191, respectively               93,170     100,366
 Inventories                                                53,330      46,223
 Prepaid expenses and other current assets                  13,642      11,405
                                                          --------    --------
   Total current assets                                    161,687     160,845

Property and equipment, net                                 54,887      55,859
Intangible assets, net                                     105,727      92,650
Other assets                                                12,186      12,346
Net assets held for sale                                       900      10,012
                                                          --------    --------
   Total assets                                           $335,387    $331,712
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term debt                                          $    921    $  1,139
 Note payable for acquisition                                8,000      10,337
 Accounts payable                                           32,324      33,950
 Accrued compensation                                       10,646      15,824
 Accrued additional purchase consideration                   9,164       9,581
 Accrued income taxes                                                    4,654
 Other accrued liabilities                                  19,821      15,388
                                                          --------    --------
   Total current liabilities                                80,876      90,873


Long-term credit facility                                  149,879     135,695
Subordinated related party debt                                          4,174
Other long-term debt                                         4,354       5,005
Deferred income taxes                                        5,359       4,557
Other long-term liabilities                                  1,380       1,486
                                                          --------    --------
   Total liabilities                                       241,848     241,790
                                                          --------    --------

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none outstanding
 Common stock, $.001 par value, 150,000,000 shares
  authorized, 12,972,557 and 12,880,895 issued and
  outstanding, respectively                                     13          13
 Additional paid-in capital                                 51,936      51,981
 Notes receivable from officers                             (4,947)     (1,958)
 Accumulated other comprehensive loss                       (2,964)     (2,631)
 Retained earnings                                          49,501      42,517
                                                          --------    --------
   Total stockholders' equity                               93,539      89,922
                                                          --------    --------
   Total liabilities and stockholders' equity             $335,387    $331,712
                                                          ========    ========

See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                   Three Months Ended                 Nine Months Ended
                               --------------------------         -------------------------
                                 January 31,   January 22,        January 31,    January 22,
                                    2001          2000                2001          2000
                                  --------      --------            --------      --------
Revenues                          $155,188      $138,478            $446,243      $388,700
Cost of revenues                   110,969        98,400             316,708       275,327
                                  --------      --------            --------      --------
   Gross profit                     44,219        40,078             129,535       113,373

Selling, general and
 administrative expenses            35,402        29,623             105,337        84,021
Amortization expense                   679           535               2,013         1,554
                                  --------      --------            --------      --------
   Operating income                  8,138         9,920              22,185        27,798

Interest expense                     3,739         2,746              10,933         7,655
Interest income                       (194)         (116)               (463)         (226)
Gain on sale of securities                        (4,156)                           (7,126)
Loss on sale of subsidiary                                                             318
Other income                          (155)          (20)               (350)          (41)
                                  --------      --------            --------      --------

Income before provision for
 income taxes and extraordinary
 item                                4,748        11,466              12,065        27,218
Provision for income taxes           1,976         4,598               5,017        11,192
                                  --------      --------            --------      --------
Income before extraordinary
 item                                2,772         6,868               7,048        16,026
Extraordinary item - loss on
 early termination of
 subordinated debt, net of
 income taxes                           64                                64
                                  --------      --------            --------      --------
Net income                        $  2,708      $  6,868            $  6,984      $ 16,026
                                  ========      ========            ========      ========


Income per share:
 Basic:
   Income before
    extraordinary item            $   0.21      $   0.54            $   0.55      $   1.27
   Extraordinary item                                                   0.01
                                  --------      --------            --------      --------
   Net income                     $   0.21      $   0.54            $   0.54      $   1.27
                                  ========      ========            ========      ========
 Diluted:
   Income before
    extraordinary item            $   0.21      $   0.48            $   0.54      $   1.16
   Extraordinary item                                                   0.01
                                  --------      --------            --------      --------
   Net income                     $   0.21      $   0.48            $   0.53      $   1.16
                                  ========      ========            ========      ========

Weighted average common
 shares outstanding:
   Basic                            12,956        12,708              12,921        12,644
   Diluted                          13,005        14,410              13,164        13,772



          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                      --------------------------
                                                                       January 31,   January 22,
                                                                           2001          2000
                                                                         --------      --------
Cash flows from operating activities:
 Net income                                                              $  6,984      $ 16,026
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense                                    9,013         7,696
   Amortization of deferred financing costs                                   430           549
   Loss on sale of subsidiary                                                               318
   Gain on sale of securities                                                            (7,126)
   Cash paid for restructuring costs                                         (843)          (95)
   Changes in assets and liabilities (net of assets acquired
    and liabilities assumed in business combinations):
      Accounts receivable                                                  11,252        (2,161)
      Inventories                                                          (6,303)       (7,896)
      Prepaid expenses and other current assets                              (607)       (2,993)
      Accounts payable                                                     (2,600)       (4,734)
      Accrued compensation and other accrued liabilities                   (7,330)        6,190
                                                                         --------      --------
          Net cash provided by operating activities                         9,996         5,774
                                                                         --------      --------

Cash flows from investing activities:
 Cash paid in acquisitions, net of cash received                          (11,914)      (23,990)
 Additions to property and equipment                                       (6,625)      (10,053)
 Purchase of securities                                                                  (2,400)
 Cash paid for additional purchase consideration                           (6,700)       (1,289)
 Cash received for net assets held for sale                                 9,764
 Proceeds on sale of securities                                                           8,926
 Cash collection of note receivable issued with sale of subsidiary                        1,500
 Cash received on the sale of property and equipment                          541           502
 Other                                                                        (28)
                                                                         --------      --------
          Net cash used in investing activities                           (14,962)      (26,804)
                                                                         --------      --------

Cash flows from financing activities:
 Proceeds from credit facility borrowings                                 112,470        81,950
 Payments of credit facility borrowings                                   (98,023)      (62,139)
 Payments of other long-term debt                                            (622)         (578)
 Payment of subordinated debt and repurchase of attached warrants          (4,878)
 Proceeds from issuance of other long-term debt                                           1,518
 Payments of short-term debt, net                                          (2,694)         (765)
 Payments of deferred financing costs                                        (181)         (304)
 Proceeds from common stock issued under employee benefit programs            566         2,088
 Issuance of notes receivable to officers                                  (2,989)
 Issuance of common stock to outside directors                                 60            79
                                                                         --------      --------
          Net cash provided by financing activities                         3,709        21,849
                                                                         --------      --------

Effect of exchange rates on cash and cash equivalents                         (49)           45
                                                                         --------      --------
Net (decrease) increase in cash and cash equivalents                       (1,306)          864
Cash and cash equivalents at beginning of period                            2,851           607
                                                                         --------      --------
Cash and cash equivalents at end of period                               $  1,545      $  1,471
                                                                         ========      ========


                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                  (Continued)

                                                           Nine Months Ended
                                                         ------------------------
                                                         January 31,  January 22,
                                                            2001         2000
                                                           ------      -------
Supplemental disclosures of cash flow information:

 Interest paid                                             $9,555      $ 6,536
 Income taxes paid                                         $9,330      $11,036

During the nine months ended January 31, 2001 and January 22, 2000, the Company paid $11,914 and $23,990, respectively, which represents the aggregate of: 1) the initial fixed consideration for purchase acquisitions and other purchase price adjustments relating to certain acquisitions and 2) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various acquisition costs are presented as follows:


                                                             Nine Months Ended
                                                        --------------------------
                                                         January 31,   January 22,
                                                             2001          2000
                                                           -------       -------
 Accounts receivable                                       $ 4,318       $ 5,038
 Inventories                                                 1,038           943
 Prepaid expenses and other current assets                     691           616
 Property and equipment                                        425         6,057
 Intangible assets                                           9,281        25,411
 Other assets                                                  158            99
 Short-term debt                                              (128)         (601)
 Accounts payable                                           (1,108)       (3,386)
 Accrued compensation and other accrued liabilities         (2,718)       (9,121)
 Long-term debt                                                             (986)
 Deferred income taxes                                         (43)          (80)
                                                           -------       -------
   Net assets acquired                                     $11,914       $23,990
                                                           =======       =======

Non-cash transactions:

o During the nine months ended January 31, 2001 and January 22, 2000, the Company accrued $6,296 and $9,476, respectively, as additional purchase consideration for earn-outs.

o During the nine months ended January 31, 2001 and January 22, 2000, the Company recorded additional paid-in capital of $8 and $850, respectively, related to the tax benefit of stock options exercised.

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

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 1 - NATURE OF BUSINESS
---------------------------

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of three main operating divisions: 1) the Workflow Solutions Division, formerly known as the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, 2) the Workflow Printing Division, formerly known as the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature and 3) the iGetSmart.com Division which owns the iGetSmart software source code, licenses the right to use the software to other entities, including subsidiaries of the Company, and provides warehousing services through a nationwide network of distribution centers. Workflow Management employs approximately 3,000 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 12 distribution centers, 11 print-on-demand centers and 58 sales offices.


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

  As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2001 and ended April 30, 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, the three months ended January 31, 2001 and January 22, 2000 and the nine months ended January 31, 2001 and January 22, 2000 consisted of 92, 91, 276 and 273 days, respectively.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)



NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:
                                           January 31,  April 30,
                                               2001       2000
                                             -------    -------

Raw materials                                $14,587    $15,130
Work-in-process                                3,364      3,287
Finished goods                                35,379     27,806
                                             -------    -------
 Total inventories                           $53,330    $46,223
                                             =======    =======


NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

     During Fiscal 2000, the Company entered into a secured $250,000 revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200,000 revolver, including a $50,000 sublimit for Canadian borrowings and a $50,000 amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 3.75 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At January 31, 2001, the Company had approximately $149,879 outstanding under the Credit Facility, at an annual interest rate of approximately 9.0%, and $100,121 available under the Credit Facility for acquisitions and working capital purposes. During the nine months ended January 31, 2001, the Company incurred $10,193 in interest expense relating to the Credit Facility.

Subordinated Related Party Debt

     During Fiscal 1999, the Company issued $4,127 in subordinated unsecured notes including attached warrants with a value of $751 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4,878. The proceeds from the Subordinated Notes were used to repurchase the Company's common stock. The Subordinated Notes were to mature on January 18, 2009, and had a stated coupon of 12% payable semi-annually in arrears. On December 8, 2000, the Company repaid in full the Subordinated Notes and repurchased the attached warrants for $4,878. As required under the terms the Subordinated Notes, warrants previously issued to the note holders were returned to the Company and reissued in an amount sufficient to provide a 15.0% total annual return to each holder. The Company issued 42 warrants, which are exercisable into shares of Company Common Stock at a nominal cost. Debt issue costs of $111 were written-off upon termination of the Subordinated Notes and the after tax impact of $64 was recorded as an extraordinary loss. Interest expense for the nine months ended January 31, 2001 relating to the Subordinated Notes was $394.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)



NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the nine months ended January 31, 2001 were as follows:


Stockholders' equity balance at April 30, 2000                      $89,922
Issuance of common stock in conjunction with:
 Exercise of stock options, including tax benefits                       65
 Employee stock purchase program                                        509
 Fees paid to outside members of the Company's Board of Directors        60
Issuance of notes receivable from officers                           (2,989)
Repurchase of stock warrants issued with subordinated debt             (678)
Comprehensive income                                                  6,650
                                                                    -------
Stockholders' equity balance at January 31, 2001                    $93,539
                                                                    =======

Comprehensive Income

The components of comprehensive income are as follows:



                                                                      Three Months Ended          Nine Months Ended
                                                                   ------------------------    ------------------------
                                                                   January 31,   January 22,   January 31,  January 22,
                                                                      2001         2000           2001          2000
                                                                   ----------    ----------    -----------  -----------
Net income                                                          $ 2,708       $ 6,868        $6,984       $16,026
Other comprehensive income:
 Foreign currency translation adjustment                              1,592           385          (334)          159
 Unrealized gain on available-for-sale securities                                   4,173                       4,894
                                                                    -------       -------        ------       -------
Comprehensive income                                                $ 4,300       $11,426        $6,650       $21,079
                                                                    =======       =======        ======       =======

Notes Receivable from Officers

     During Fiscal 1999 and Fiscal 2001, the Company extended loans to certain members of management and the Board of Directors for the purchase, in the open market, of the Company's common stock ("Company Common Stock") by those individuals. The notes are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum. Principal and interest on the notes issued in Fiscal 1999 and Fiscal 2001 are payable at maturity on August 31, 2001 and on demand, no later than January 2, 2003, respectively. At January 31, 2001, $4,947 and $376 in principal and interest, respectively, were outstanding.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 6 - SALE OF SUBSIDIARY
---------------------------

     On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3,800 and recorded a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1,246, 8% note due on November 30, 1999 ("Short Term Note") and a $2,544, 8.0% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009. The purchaser of Hano's stock has paid off the Short Term Note. The notes are secured by all of the assets of Hano and are subject to a limited guarantee with a third party up to a maximum of $2,000. The Company also entered into an agreement with Hano to sublease building space from Hano for $32 per month through December 2004.

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

NOTE 7 - SALE OF INVESTMENT IN CORTEZ III SERVICE CORPORATION
-------------------------------------------------------------

     On April 21, 2000, the Company purchased 20% of the outstanding common stock of Cortez III Service Corporation ("Cortez"), a New Mexico corporation, in exchange for $1,550. Cortez provides logistics and technical services to various governmental agencies. F. Craig Wilson, a Director of the Company, is President, Chief Executive Officer and a member of the board of directors of Cortez. The investment was accounted for under the equity method of accounting. On January 2, 2001, the Company sold its 20% ownership in Cortez to F. Craig Wilson in exchange for a note receivable in the amount of $1,789. The note bears simple interest at 18% per annum with a maturity date of December 31, 2005. The note is a full recourse note and is secured by the shares of stock sold to F. Craig Wilson. Interest payments of 9% of the principal amount are payable quarterly with the remaining principal and interest due at maturity.
The Company recorded a gain on the sale of the investment of $200 as other income during the three months ending January 31, 2001.

NOTE 8 - INVESTMENT IN COMMON STOCK
-----------------------------------

     In September 1999, the Company purchased shares of a corporation's common stock in one transaction for $2,400. The Company sold shares during the nine months ended January 22, 2000 and recorded a realized gain of $5,318 and an unrealized gain of $1,808 for the shares held as trading securities. The remaining shares held by the Company at January 22, 2000 were classified as available-for-sale based on the Company's intent and ability to retain the shares and resulted in an unrealized holding gain of $4,894 which was included in other comprehensive income at January 22, 2000. At January 31, 2001, all shares of this corporation's common stock have been sold.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                               (Unaudited)


NOTE 9 - EARNINGS PER SHARE ("EPS")
----------------------------------

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

                                  Three Months Ended                Nine Months Ended
                             ----------------------------       ------------------------
                               January 31,    January 22,       January 31,   January 22,
                                   2001         2000               2001         2000
                               ---------      ---------         ----------    ----------
Earnings per share:

 Income before
  extraordinary item             $ 2,772      $ 6,868            $ 7,048      $16,026
 Extraordinary item                   64                              64
                                 -------      -------            -------      -------
 Net Income                      $ 2,708      $ 6,868            $ 6,984      $16,026
                                 =======      =======            =======      =======

Weighted average number of
 common shares outstanding        12,956       12,708             12,921       12,644
                                 =======      =======            =======      =======

Basic:
 Income before
  extraordinary item             $  0.21      $  0.54            $  0.55      $  1.27
 Extraordinary item                                                 0.01
                                 -------      -------            -------      -------
 Net Income                      $  0.21      $  0.54            $  0.54      $  1.27
                                 =======      =======            =======      =======

Diluted earnings per share:

 Income before
  extraordinary item             $ 2,772      $ 6,868            $ 7,048      $16,026
 Extraordinary item                   64                              64
                                 -------      -------            -------      -------
 Net Income                      $ 2,708      $ 6,868            $ 6,984      $16,026
                                 =======      =======            =======      =======

Weighted average number of:
 Common shares outstanding        12,956       12,708             12,921       12,644
 Effect of dilutive employee
   stock options*                     22        1,702                231        1,128
 Effect of dilutive stock
  warrants                            27                              12
                                 -------      -------            -------      -------
   Total                          13,005       14,410             13,164       13,772
                                 =======      =======            =======      =======

Diluted:
 Income before
  extraordinary item             $  0.21      $  0.48            $  0.54      $  1.16
 Extraordinary item                                                 0.01
                                 -------      -------            -------      -------
 Net Income                      $  0.21      $  0.48            $  0.53      $  1.16
                                 =======      =======            =======      =======


* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,372 and 38 shares of common stock were anti-dilutive and outstanding during the nine months ended January 31, 2001 and January 22, 2000, respectively.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 10 - BUSINESS COMBINATIONS
-------------------------------

     During the nine month period ended January 31, 2001, the Company completed three business combinations, which were accounted for under the purchase method for an aggregate purchase price of $11,914 consisting entirely of cash. The total assets related to these acquisitions were $15,911, including goodwill and other intangible assets of $9,281. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

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

     Following the acquisition of Office Electronics, Inc. ("OEI") during Fiscal 2000, the Company decided to sell certain of OEI's manufacturing divisions and the related assets. As of January 31, 2001 all manufacturing divisions and assets except for the St. Louis division and the real estate upon which one other former OEI facility was located, have been sold. At January 31, 2001 the carrying value of these net assets held for sale is based upon the net realizable value of the facilities.

  Most of the Company's acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. Additional purchase consideration of $6,700 and $1,289 was paid by the Company in connection with these earn-out provisions during the nine months ended January 31, 2001 and January 22, 2000, respectively, and another $9,164 is accrued for these earn-out provisions at January 31, 2001. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at January 31, 2001.

  The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 31, 2001 and January 22, 2000, as if the divestiture of a subsidiary and the purchase acquisitions completed since the beginning of Fiscal 2000 had been consummated at the beginning of Fiscal 2000. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation at the acquired companies of $5, $208, $58 and $729 for the three months ended January 31, 2001 and January 22, 2000, and the nine months ended January 31, 2001 and January 22, 2000, respectively.

                             Three Months Ended          Nine Months Ended
                         ------------------------  ----------------------------
                         January 31,  January 22,  January 31,       January 22,
                            2001         2000         2001               2000
                          --------     --------     --------           --------
Revenues                  $155,966     $161,707     $459,575           $458,030
Net income                   2,690        6,630        7,479             17,232

Earnings per share:
 Basic                    $   0.21     $   0.52     $   0.58           $   1.36
 Diluted                      0.21         0.46         0.57               1.25

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


NOTE 11 - SEGMENT REPORTING
---------------------------

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Executive Officers. Operating segments of the Company are defined primarily by the segment operation's core
business function whether it is:   a) the procurement and subsequent
distribution of product to the customer, b) the sale of an internally manufactured product to the customer or c) the license of software source code and provision of warehousing services to other entities. The Company has determined that its operating activities consist of three reportable operating segments: the Company's Workflow Solutions Division, the Company's Workflow Printing Division and the Company's iGetSmart.com Division.

     The Company's Workflow Solutions Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The Company's Workflow Printing Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Workflow Printing Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Workflow Printing Division also provides product to the Company's Workflow Solutions Division for distribution to customers. The iGetSmart.com Division owns the proprietary iGetSmart electronic inventory and distribution system. The iGetSmart.com Division licenses the use of the iGetSmart source code to other entities, including subsidiaries of the Company, and provides warehousing services. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead by segment in assessing performance.

Operating Segments

     The following table sets forth information as to the Company's reportable operating segments:

                                           Three Months Ended           Nine Months Ended
                                        ------------------------    -------------------------
                                        January 31,   January 22,   January 31,   January 22,
                                           2001          2000          2001          2000
                                         --------      --------      --------      --------
Revenues:
 Workflow Solutions Division             $ 75,081      $ 59,196      $208,449      $154,377
 Workflow Printing Division                80,297        80,319       242,893       239,873
 iGetSmart.com Division                     5,623                      11,866
 Intersegment                              (5,813)       (1,037)      (16,965)       (5,550)
                                         --------      --------      --------      --------
   Total                                 $155,188      $138,478      $446,243      $388,700
                                         ========      ========      ========      ========

Operating income:
 Workflow Solutions Division             $  4,225      $  5,264      $ 11,351      $ 13,900
 Workflow Printing Division                 6,088         7,426        19,230        20,465
 iGetSmart.com Division                        96                        (245)
 Corporate                                 (2,271)       (2,770)       (8,151)       (6,567)
                                         --------      --------      --------      --------
   Total                                 $  8,138      $  9,920      $ 22,185      $ 27,798
                                         ========      ========      ========      ========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                          January 31,  April 30,
                                               2001       2000
                                           --------   --------
Identifiable assets (at period end):
 Workflow Solutions Division               $127,810   $134,673
 Workflow Printing Division                 183,383    181,461
 iGetSmart.com Division                       8,553
 Corporate                                   15,641     15,578
                                           --------   --------
   Total                                   $335,387   $331,712
                                           ========   ========

Geographic Segments

  The following table sets forth information as to the Company's operations in its different geographic segments:

                                                    Three Months Ended      Nine Months Ended
                                                    ------------------      -----------------
                                                January 31,  January 22,  January 31,  January 22,
                                                   2001         2000         2001         2000
                                                   ----         ----         ----         ----
Revenues:
 United States                                   $118,373     $101,313     $338,105     $282,295
 Canada                                            36,815       37,165      108,138      106,405
                                                 --------     --------     --------     --------
  Total                                          $155,188     $138,478     $446,243     $388,700
                                                 ========     ========     ========     ========

Operating income:
 United States                                   $  4,763     $  6,265     $ 13,339     $ 18,560
 Canada                                             3,375        3,655        8,846        9,238
                                                 --------     --------     --------     --------
  Total                                          $  8,138     $  9,920     $ 22,185     $ 27,798
                                                 ========     ========     ========     ========


                                                January 31,   April 30,
                                                   2001         2000
                                                 --------     --------
Identifiable assets (at period end):
 United States                                   $275,375     $267,398
 Canada                                            60,012       64,314
                                                 --------     --------
  Total                                          $335,387     $331,712
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


Introduction

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading integrator of graphic arts companies, providing a variety of custom print products and office supplies and related management services to more than 44,000 businesses in the United States and Canada. The Company is comprised of three main operating divisions: 1) the Workflow Solutions Division, formerly known as the Integrated Business Services Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, 2) the Workflow Printing Division, formerly known as the Fulfillment Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature and 3) the iGetSmart.com Division which owns the proprietary iGetSmart inventory and distribution system. The iGetSmart.com Division licenses the use of the source code to other entities for a fee, including subsidiaries of the Company. Workflow Management employs approximately 3,000 persons and has 20 manufacturing facilities in 6 states and 4 Canadian provinces, 12 distribution centers, 11 print-on-demand centers and 58 sales offices.

     As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2001" and "Fiscal 2000" refer to the Company's fiscal years ending April 30, 2001 and ended April 30, 2000, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, the three months ended January 31, 2001 and January 22, 2000 and the nine months ended January 31, 2001 and January 22, 2000 consisted of 92, 91, 276 and 273 days, respectively.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 30, 2000 included in the Company's Annual Report on Form 10-K.

Consolidated Results of Operations

  Three Months Ended January 31, 2001 Compared to Three Months Ended January 22, 2000

     Consolidated revenues increased 12.1%, from $138.5 million for the three months ended January 22, 2000, to $155.2 million for the three months ended
January 31, 2001.   The Company's Workflow Solutions Division revenues increased by $15.9 million or 26.8% and its Workflow Printing Division revenues decreased by $22,000 or 0.03% when comparing the three months ended January 31, 2001 to the three months ended January 22, 2000. The increase in the Workflow Solutions Division was primarily due to the Company's business combinations consummated after January 22, 2000. The decrease in the Company's Workflow Printing Division was primarily due to the lower than expected revenues from the direct mail and envelope operations. Revenues for the three months ended January 31, 2001, include revenues from four companies acquired in business combinations accounted for under the purchase method after the beginning of the fourth quarter of Fiscal 2000 (the "Purchased Companies"). The Company's iGetSmart.com Division had total revenues of $5.6 million for three months ended January 31, 2001. Total revenues at iGetSmart.com consisted of $3.5 million in interdivisional revenues from the Company's other subsidiaries. These interdivisional revenues were eliminated upon consolidation.

     International revenues decreased 0.9%, from $37.2 million, or 26.8% of consolidated revenues, for the three months ended January 22, 2000, to $36.8 million, or 23.7% of consolidated revenues, for the three months ended January 31, 2001. International revenues consisted exclusively of revenues generated in Canada. This decrease was entirely due to a decline in the Canadian exchange rate during the three months ended January 31, 2001. International revenues, when stated in the local currency, increased $2.2 million (Canadian) or 4.0% for the three months ended January 31, 2001 when compared to the three months ended January 22, 2000.

     Gross profit increased 10.3%, from $40.1 million, or 28.9% of revenues, for the three months ended January 22, 2000, to $44.2 million, or 28.5% of revenues, for the three months ended January 31, 2001. The increase in gross profit was primarily due to the Purchased Companies. The decrease in gross profit as a percentage of revenues was due to the Workflow Printing Division's envelope printing and Canadian forms businesses as each of these product lines have experienced pressure to their gross margins as a result of competition and a slowing economy.

     Selling, general and administrative expenses increased 19.5%, from $29.6 million, or 21.4% of revenues, for the three months ended January 22, 2000, to $35.4 million, or 22.8% of revenues, for the three months ended January 31, 2001. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the spending in the Company's iGetSmart.com Division. During the quarter, the Company incurred approximately $1.7 million in additional expenses to further develop and market the iGetSmart technology and to hire additional personnel. As a percentage of revenues, selling, general and administrative expenses increased due to the depressed economy which slowed revenue growth at a greater rate than the Company was able to institute cost saving measures and workforce reductions.

     Amortization expense increased 26.9% from $535,000 or 0.4% of revenues for the three months ended January 22, 2000, to $679,000 or 0.4% of revenues for the three months ended January 31, 2001. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the three months ended January 31, 2001 versus the three months ended January 22, 2000.

     Interest expense, net of interest income, increased 34.8%, from $2.6 million for the three months ended January 22, 2000, to $3.5 million for the three months ended January 31, 2001. This increase in net interest expense was due to the increased level of debt outstanding during the three months ended January 31, 2001 and the increase in overall market interest rates, including the interest rate associated with the Company's secured credit facility.

     In September 1999, the Company purchased shares of a corporation's common stock in one transaction for $2.4 million. The Company sold shares during three months ended January 22, 2000 and recorded a realized gain of $4.2 million. The remaining shares held by the Company at January 22, 2000 were classified as available-for-sale based on the Company's intent and ability to retain the shares and resulted in an unrealized holding gain of $4.2 million which was included in other comprehensive income at January 22, 2000. At January 31, 2001, all shares of this corporation's common stock have been sold.

     Other income increased 675.0% from $20 for the three months ended January 22, 2000, to $155 for the three months ended January 31, 2001. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items. During the three months ended January 31, 2001, the Company sold its 20% interest in Cortez III Service Corporation and recorded a gain of $200,000 as other income.

     Provision for income taxes decreased 57.0% from $4.6 million for the three months ended January 22, 2000 to $2.0 million for the three months ended January 31, 2001, reflecting effective income tax rates of 40.1% and 41.6%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the three months ended January 22, 2000, the effective income tax rate was reduced due to the fact that the marketable securities gains were taxed at a 38.0% rate.

  Nine Months Ended January 31, 2001 Compared to Nine Months Ended January 22, 2000

     Consolidated revenues increased 14.8%, from $388.7 million for the nine months ended January 22, 2000, to $446.2 million for the nine months ended
January 31, 2001.   The Company's Workflow Solutions Division revenues increased by $54.1 million or 35.0% and its Workflow Printing Division revenues increased by $3.0 million or 1.3% when comparing the nine months ended January 31, 2001 to the nine months ended January 22, 2000. These increases were primarily due to the Purchased Companies. The Company's iGetSmart.com Division had total revenues of $11.9 million for nine months ended January 31, 2001. Total revenues at iGetSmart.com consisted of $9.5 million in interdivisional revenues from the Company's other subsidiaries. These interdivisional revenues were eliminated upon consolidation.

     International revenues increased 1.6%, from $106.4 million, or 27.4% of consolidated revenues, for the nine months ended January 22, 2000, to $108.1 million, or 24.2% of consolidated revenues, for the nine months ended January 31, 2001. International revenues, when stated in the local currency, increased $6.1 million (Canadian) or 4.0% for the three months ended January 31, 2001 when compared to the three months ended January 22, 2000.

     Gross profit increased 14.3%, from $113.3 million, or 29.2% of revenues, for the nine months ended January 22, 2000, to $129.5 million, or 29.0% of revenues, for the nine months ended January 31, 2001. The increase in gross profit was primarily due to the Purchased Companies. The decrease in gross profit as a percentage of revenues was due to the Workflow Printing Division's envelope printing and Canadian forms businesses as each of these product lines have experienced pressure to their gross margins as a result of competition and a slowing economy.

     Selling, general and administrative expenses increased 25.4%, from $84.0 million, or 21.6% of revenues, for the nine months ended January 22, 2000, to $105.3 million, or 23.6% of revenues, for the nine months ended January 31, 2001. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the spending in the Company's iGetSmart.com Division. During the nine months ended January 31, 2001, the Company incurred approximately $4.7 million in additional expenses to further develop and market the iGetSmart technology. As a percentage of revenues, selling, general and administrative expenses increased due to the depressed economy which slowed revenue growth at a greater rate than the Company was able to institute cost saving measures and workforce reductions.

     Amortization expense increased 29.5%, from $1.5 million, or 0.4% of revenues, for the nine months ended January 22, 2000, to $2.0 million, or 0.5% of revenues, for the nine months ended January 31, 2001. This increase was due exclusively to the increased number of acquisitions accounted for under the purchase method that are included in the Company's results for the nine months ended January 31, 2001 versus the nine months ended January 22, 2000.

     Interest expense, net of interest income, increased 40.9%, from $7.4 million for the nine months ended January 22, 2000, to $10.5 million for the nine months ended January 31, 2001. This increase in net interest expense was due to the increased level of debt outstanding during the nine months ended January 31, 2001 and the increase in overall market interest rates, including the interest rate associated with the Company's secured credit facility.

     On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3.8 million and recorded a pre-tax loss on the sale of $318,000. Sale proceeds consisted of a $1.3 million 8% note due on November 30, 1999 ("Short Term Note") and a $2.5 million 8% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009.
The purchaser of Hano's stock has paid off the Short Term Note.  The remaining note is collateralized by all of the assets of Hano and is subject to a limited guarantee with a third party up to a maximum of $2.0 million. The Company also entered into an agreement with Hano to sublease building space from Hano for $32,000 per month through December 2004.

     The limited guarantee on the sale of Hano is solely enforceable through foreclosure on a warehouse, which the Company sold to the third party guarantor concurrent with the Hano sale. Sale proceeds consisted of a $900,000, 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10,000 per month through August 2004, then increasing to $15,000 per month through August 2009.

     Other income increased 754.0% from $41 for the nine months ended January 22, 2000, to $350 for the nine months ended January 31, 2001. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items. During the nine months ended January 31, 2001, the Company sold its 20% interest in Cortez III Service Corporation and recorded a gain of $200,000 as other income.

     Provision for income taxes decreased 55.2% from $11.2 million for the nine months ended January 22, 2000 to $5.0 million for the nine months ended January 31, 2001, reflecting effective income tax rates of 41.1% and 41.6%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 34.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies. During the nine months ended January 22, 2000 the effective income tax rate was reduced due to the fact that the marketable security gains were taxed at a 38.0% rate.

Liquidity and Capital Resources

     At January 31, 2001, the Company had working capital of $80.8 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 31, 2001 was approximately $247.8 million.

     Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at January 31, 2001, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

     Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $12.0 million for new equipment and maintenance.

     During the nine months ended January 31, 2001, net cash provided by
operating activities was $10.0 million.   Net cash used in investing activities
was $15.0 million, including $18.6 million used for acquisitions and additional purchase consideration and $6.6 million used for capital expenditures which were partially offset by the collection of $9.8 million for net assets held for sale. Net cash provided by financing activities was $3.7 million, which included $14.4 million in net borrowings by the Company on its revolving credit facility to primarily pay for the acquisitions consummated during the quarter, $6.7 million for additional purchase considerations due under the earn-outs agreements, $4.9 million in payment for termination of subordinated notes with attached warrants and $2.7 million in payments of other short-term debt.

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

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 24.2% of the Company's total net sales for the nine months ended January 31, 2001. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

     During Fiscal 2000, the Company entered into a secured $250.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200.0 million revolver, including a $50.0 million sublimit for Canadian borrowings, and a $50.0 million amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The financial covenants include a total debt to proforma EBITDA maximum of 3.75 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At March 13, 2001, the Company had approximately $156.8 million outstanding under the Credit Facility, at an annual interest rate of approximately 8.8%, and $93.2 million available under the Credit Facility for acquisitions and working capital purposes.

     During Fiscal 1999, the Company issued $4.1 million in subordinated unsecured notes including attached warrants with a value of $751,000 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4.9 million. The proceeds from the Subordinated Notes were used to repurchase the Company's common stock. The Subordinated Notes were to mature on January 18, 2009, and had a stated coupon of 12% payable semi-annually in arrears. On December 8, 2000, the Company repaid in full the Subordinated Notes and repurchased the attached warrants for $4.9 million. As required under the terms of the Subordinated Notes, warrants previously issued to the note holders were returned to the Company and reissued in an amount sufficient to provide a 15.0% total annual return to each holder. The Company issued 42,104 warrants, which are exercisable into shares of Company Common Stock at a nominal cost. Debt issue costs of $111,000 were written-off upon termination of the Subordinated Notes and the after tax impact of $64,000 was recorded as an extraordinary loss. Interest expense for the nine months ended January 31, 2001 relating to the Subordinated Notes was $394,000.

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


Fluctuations in Quarterly Results of Operations

     Workflow Management's envelope business is subject to seasonal influences from year-end mailings. Both the Company's Workflow Solutions Division and its Workflow Printing Division are subject to seasonal influences of the potential lower demand for office consumables during the summer months which coincide with Workflow Management's fiscal quarters ending in July. As the Company continues to complete acquisitions, it may become subject to other seasonal influences if the businesses it acquires are seasonal.

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

Inflation

     The Company does not believe that inflation has had a material impact on its results of operations during the three and nine month periods ended January 31, 2001 and January 22, 2000, respectively.

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

     Approximately $105.7 million, or 31.5% of the Company's total assets at January 31, 2001, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company will be required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Associated with Canadian Operations

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 24.2% and 27.0% of the Company's total net sales in the nine months ended January 31, 2001 and the fiscal year ended April 30, 2000, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.


For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at January 31, 2001.

     The Company does not hold or issue derivative financial instruments for trading purposes. To manage interest rate risk on the variable rate borrowings under the Credit Facility, the Company enters into, from time to time, interest rate collar agreements to mitigate fluctuations in the Credit Facility's variable base interest rate. At January 31, 2001, the Company had no outstanding derivatives, swaps, collars or similar type agreements to mitigate such fluctuating interest rates.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WORKFLOW MANAGEMENT, INC.



   March 16, 2001               By: /s/ Thomas B. D'Agostino, Sr.
-----------------------            ------------------------------
      Date                         Thomas B. D'Agostino, Sr.
                                   Chairman of the Board,
                                   Chief Executive Officer, Director
                                   (Principal Executive Officer)


   March 16, 2001               By: /s/ Michael L. Schmickle
------------------------           -----------------------------------------
       Date                        Michael L. Schmickle
                                   Chief Financial Officer, Executive Vice
                                     President and Treasurer
                                   (Principal Financial Officer and Principal
                                     Accounting Officer)