Form 10-K405
period 2001-04-30
WORKFLOW MANAGEMENT INC
filed 2001-07-30
CIK 1055564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 2001

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

                                 Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 17, 2001: $77,136,200

     The number of shares of common stock of the registrant outstanding as of July 17, 2001: 13,018,109

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

Item 1.  Business

Spin-off Transaction

         Workflow Management was incorporated in the state of Delaware on February 13, 1998. The Company currently conducts its operations through 32 direct or indirect United States and Canadian subsidiaries. The principal executive offices of the Company are located at 241 Royal Palm Way, Palm Beach, Florida 33480. Workflow Management's telephone number is (561) 659-6551.

         Workflow Management was formed by U.S. Office Products Company, a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that closed in June 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products common stock ("U.S. Office Products Common Stock") 14,642,981 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share (the "Common Stock" or "Company Common Stock") pursuant to the terms of a distribution agreement (the "Distribution Agreement"). Holders of U.S. Office Products Common Stock were not required to pay any consideration for the shares of Company Common Stock they received in the Workflow Distribution. The Workflow Distribution occurred on June 9, 1998 (the "Distribution Date").

Company Overview

         Workflow Management is a leading provider of end-to-end outsource solutions, providing a variety of print and office products and related management services to more than 40,000 businesses in the United States, Canada and Puerto Rico. The Company is comprised of two main operating divisions - Workflow Solutions, which provides customers with print management services, including the iGetSmart(SM) e-commerce solution, designed to minimize the costs of procuring, storing and using consumable office products, and Workflow Printing, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Currently, Workflow Management employs approximately 3,200 persons and has 21 manufacturing facilities in 6 states and 4 Canadian Provinces, 17 distribution centers, 7 print-on-demand centers and 72 sales offices. The Company may pursue strategic acquisitions to extend its geographic scope and market penetration in the highly fragmented graphic arts industry, and to increase sales to existing customers by cross-selling printed office products and e-commerce systems solutions.

         Workflow Management's Workflow Solutions Division is a leading distributor of printed office products in North America. The division has over 500 salespeople and customer service representatives committed to reducing customers' overhead and direct costs associated with the management of printed products. By outsourcing non-core operations such as the purchasing, storage and use of consumable office products to such trained specialists, customers realize decreased costs and improved control over print management services. The Company's Workflow Solutions Division solicits competitive bids from a base of over 8,700 vendors (including the Company's own manufacturing centers), establishes more efficient inventory levels, and consolidates requisitions, production and deliveries. In addition, the division performs design and procurement services for its customers. The graphic arts products primarily distributed by the Workflow Solutions Division include commercial printing, custom business forms, signs and labels, advertising specialty products and office products. Workflow Management plans to continue to expand its product lines and services and to promote its print and facilities management services.

         The Company believes that its proprietary technology and systems are central to its ability to capitalize effectively on industry outsourcing trends and provide it with a competitive advantage. Consequently, on April 29, 1999, the Company established a new operating unit within the Workflow Solutions Division known as iGetSmart.com, which licenses and supports the Company's iGetSmart electronic outsourcing and facilities management system. The iGetSmart system was developed by a predecessor of SFI of Delaware, LLC ("SFI"), the Company's principal distribution subsidiary, in 1986. The assets pertaining to the iGetSmart system were segregated and transferred by SFI into a separate wholly owned subsidiary of the Company, iGetSmart.com, Inc. ("iGetSmart.com"), on February 15, 2000. The iGetSmart system is an intranet-and Internet-based business-to-business electronic commerce solution, which enables print vendors and distributors (collectively, "resellers") to provide automated inventory management and order fulfillment of consumable office products for their end-user customers. In addition, iGetSmart.com offers resellers access to its nationwide warehousing network to further facilitate the order, storage and shipment of products to their customers. Customers of resellers either place product orders directly through iGetSmart or contact their reseller sales representatives to place orders through the system. The orders are then electronically routed to a distribution facility for delivery. The iGetSmart system has been licensed to SFI and competitors of SFI. The Company believes that the iGetSmart system has enabled the Company to position itself as a premier technology deployer, thus increasing the Company's range of services, its attractiveness to potential acquisition targets and its overall competitive advantage. Workflow Management expects iGetSmart.com to expand its software application and warehousing services, broaden its reseller and end-user customer base and potentially grow through acquisitions.

         The Company's Workflow Printing Division directly manufactures and prints a full range of products for wholesale and retail customers, including customers of the Workflow Solutions Division, with production centers located throughout the United States and Canada. The division's product line includes:
(i) envelopes, including specialty envelopes for uses such as credit card solicitations, annual reports, direct mail and airline itinerary jackets; (ii) documents, such as custom invoices, purchase orders and checks; (iii) commercial printing, such as product and corporate brochures, catalogs and directories;
(iv) direct mail literature; (v) specialty packaging; (vi) labels and signs, including high quality silkscreen and flexographic labels and signs; and (vii) print-on-demand, such as that provided by the Company's Imagenet Document Manager that provides access via the Internet. The Company believes that its Workflow Printing Division is one of the leading printers of envelopes in the Northeastern United States and its Canadian operations constitute one of Canada's largest wholesale document manufacturers. The division also has several digital pre-press systems for converting text and graphics to film and plates prior to printing, enabling the division to offer design services to its customers. Workflow Management's Workflow Printing Division has approximately 2,400 employees, of which 400 are in sales and sales support and more than 1,600 are in manufacturing.

         The Company's printing operations, combined with its extensive vendor network and distribution capability, give the Company broad flexibility to meet customers' demand for printed products. For the fiscal year ended April 30, 2001, approximately 48% of the Company's revenues were derived from products purchased by the Company for distribution, and 52% were derived from products manufactured by the Company.

Business Strategy

         The Company's objective is to become the leading single source provider and outsourcer of consumable office products and related printing and distribution services to businesses of all sizes. To attain its goal, Workflow Management's strategy includes external growth, through the acquisition of established and profitable graphic arts and distribution businesses in markets with attractive growth opportunities, and internal growth, through product development, cross-selling of the full suite of the Company's products and services to its subsidiaries, and cross-utilization of the Company's proprietary e-commerce systems. In addition, the Company intends to further develop its iGetSmart.com business by licensing its proprietary electronic inventory management system to other resellers and establishing strategic alliances with other electronic commerce companies focused on business-to-business and supply chain management services. As the Company pursues its acquisition strategy, it may also determine, from time to time, that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. The Company has divested subsidiaries in the past and may consider further divestiture of low-growth product lines to improve the Company's overall financial condition.

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

         Workflow Management intends to grow internally through product development, cross-marketing and cross-utilization of its proprietary technology, particularly the iGetSmart and Imagenet Document Manager systems. The Workflow Solutions Division encourages its sales representatives to utilize the Company's manufacturing subsidiaries for customer orders. The division's management team also regularly trains its sales force on the various capabilities of the iGetSmart electronic outsourcing system. By establishing the iGetSmart.com unit and dedicating resources to such operations, the Company expects to (i) further enhance its software application and distribution services to increase its competitive advantage with SFI's end-user customers, and (ii) offer such services to other print resellers in exchange for license and service fees. The ability of the Company's sales force to supplant the purchasing departments of its customers enables the Company to better understand the requirements of all sizes of businesses, and fosters close business relationships between the Company and its customers. Workflow Management believes that its knowledge of customer requirements and these relationships enable the Company to identify new product lines and services in response to emerging customer opportunities and provide cross-marketing opportunities for the Company's various product lines and services. The Company also intends to increase internal growth by implementing the Imagenet desktop printing solution on a Company-wide basis.

Product Lines

         The following table sets forth the amount of the Company's revenues (in thousands) derived from its reportable operating segments:

                                                            Fiscal Year Ended
                                       -------------------------------------------------------------
                                        April 30, 2001        April 30, 2000        April 24, 1999
                                       ----------------      ----------------      ----------------
   Workflow Solutions Division          $        291,423      $        222,533      $        125,950
   Workflow Printing Division                    326,794               331,826               274,968
   Intersegment                                  (14,939)               (7,298)               (9,966)
                                        ----------------      ----------------      ----------------
        Total                           $        603,278      $        547,061      $        390,952
                                        ================      ================      ================

         Workflow Solutions Division - Print Management Outsourcing Services

         In addition to the products printed directly by Workflow Management's Printing Division, the Workflow Solutions Division offers its customers advertising specialty and office products which, are provided by its nationwide network of over 8,700 vendors. The Workflow Solutions Division supports its product offering with a selection of value-added services. For many businesses, the costs of managing, storing and using printed products exceed their purchase price. The Workflow Solutions Division seeks to control these costs and improve efficiency throughout the workflow by providing systems analysis, design, and facilities and inventory management services. The Company's Workflow Solutions Division delivers its print management services through iGetSmart, its proprietary computerized transaction and information system. The Company does not charge a separate fee for its management services, but instead tailors its product pricing to reflect the services provided.

         iGetSmart System. iGetSmart.com licenses the iGetSmart system to print resellers, including SFI and Data Business Forms, Ltd. ("DBF"), which in turn offer the system to their customers in the United States and Canada. The iGetSmart system provides transaction, reporting and control capabilities to SFI and DBF, other licensed print resellers and their respective customers. SFI introduced iGetSmart in 1986, and SFI re-engineered the system in 1993 to incorporate advances in hardware and software technologies. The system's transaction database now includes more than 580,000 SKUs and 12,650 active customers. SFI has linked 4,550 vendors to the system to which customer orders are outsourced. Customers can access iGetSmart either off-line, through a licensed company's sales and customer support personnel, or on-line, through wide area network, dial-up, leased-line, and Internet connections. The Company believes this array of delivery options makes iGetSmart attractive to print resellers by automating many of the time-consuming steps of the procurement cycle and strengthening the resellers' relationship with their existing customers with increased productivity and reduced operating costs. End-user customers of every size and complexity also benefit by improved inventory controls and increased focus on core competencies. The discussion below summarizes the various support functions of the iGetSmart system. iGetSmart.com is continually refining and enhancing the iGetSmart system.

         A customer of a reseller can initiate a distribution from inventory by issuing a requisition through iGetSmart. iGetSmart then allocates the merchandise to the cost center and routes the release to the appropriate distribution facility, which may be an iGetSmart.com leased or managed warehouse. Reseller customers can specify their minimum inventory requirements or can rely on iGetSmart's ongoing analysis of usage patterns and lead times. iGetSmart notifies a reseller's sales representative and customer when a re-order point is reached, and the representative negotiates a new purchase order with the customer. The purchase order is entered into the system and iGetSmart tracks the order to the product's receipt at the appropriate distribution center. At this point, the storage, shipment, usage and re-order cycle begins again. Throughout the cycle, the system supports inventory transfers and write-offs, returns of items requisitioned in error, and purchases that are shipped directly to customers by a reseller's vendors. iGetSmart produces invoices when merchandise is received at a reseller or iGetSmart.com's distribution centers, as the case may be, or when it is shipped to customers, and tracks invoices through to remittance. All transactions can be consummated in a number of electronic formats required by customers' data processing operations. iGetSmart also offers electronic catalogs of 400,000 promotional products and more than 35,000 office products. The catalogs provide product images and descriptions, as well as powerful search engines enabling customers to locate the products best suited to their requirements.

         iGetSmart can generate more than 160 real-time and periodic reports to customers of resellers. These reports detail, summarize, and analyze purchases, inventory levels, utilization rates, and billing by cost center, product, and product line to meet each customer's specific needs. Reports can be viewed on-screen in real time, printed at the customer's premises, printed remotely and delivered to a customer, or transmitted electronically for further processing by a customer's internal management information system. The iGetSmart system maintains five years of historical data on-line for comparative reports and analyses. In addition, iGetSmart's Base Line Pricing Report routinely analyzes changes in prices charged to managed accounts, an analysis the Company believes is unique in the industry.

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

         Workflow Printing Division - Printed Products

         Envelopes. The Workflow Printing Division includes several envelope companies that offer a complete line of conventional and specialty envelopes for applications such as billing, credit card solicitations, annual reports, proxy solicitations, direct mail and airline tickets. These envelopes may be of varying sizes and specialized materials, with constructions including wallet flap, flat mailer, safety fold, peel and seal, clasp, button and string, window, expansion and continuous. The Company's envelope subsidiaries can customize dimensions, materials, construction and graphics to customers' specific requirements.

         Documents. The Workflow Printing Division offers a complete line of custom and stock documents, such as invoices, purchase orders, money orders and bank drafts. These documents may be fan-folded, roll-fed, snap-apart or cut-sheet, and manufactured to specification with respect to content, size, plies, paper and inks.

         Commercial Printing. The commercial printing line of the Workflow Printing Division includes products such as corporate brochures, catalogs, directories, calendars, posters, point of purchase displays and promotional products. These products are designed and manufactured to customers' requirements. The division provides a variety of custom services, including art direction, digital and conventional design, layout, illustration, photography and production.

         Direct Mail. The direct mail operations of the Workflow Printing Division are equipped to handle the design, management and lettershop needs of individual direct mail projects and ongoing campaigns. Specifically, their capabilities include conventional and electronic pre-press, full web and sheetfed printing, data processing and laser printing, and extensive bindery and lettershop services.

         Specialty Packaging. The packaging operations of the Workflow Printing Division include the design, print and manufacture of folding boxes, plastic packaging, corrugated boxes, "window" box packaging and patented collapsible, re-useable cartons. Statistical process control and waterless lithography printing are utilized for these products.

         Labels. The Workflow Printing Division offers a wide range of label and signage products from product and packaging labels to bumper stickers, outdoor signage and backlit vending machine facings. The processes utilized include die cut and digital cut vinyl, flexographic and screen printing. The label group's specialty is photographic quality, 4 color process work.

         Print-on-Demand. The Workflow Printing Division's Print-On-Demand unit allows customers to have their materials printed immediately direct-from-file (bypassing the usual pre-production steps of film and plates). Files can be accepted in a wide variety of formats and program platforms either on disk or via the Internet. This technology is designed for customers who need fast turnaround times and shorter print runs.

Operations

         Distribution. Products manufactured by Workflow Management are either shipped directly to customers or held in inventory and shipped as requisitioned by customers. Finished goods purchased by the Company from manufacturers and wholesalers are either shipped directly to customers by vendors, or shipped to, stored in, and shipped from one of the Company's distribution centers. Workflow Management owns or leases 17 distribution centers and rents additional warehouse space as necessary. Approximately 250 distribution personnel are employed by Workflow Management. Products are transported from the Company's suppliers and to its customers by short-haul, regional, contract and custom carriers, as well as by air and ground courier services.

         Sales. Workflow Management sells its products directly to end-users, as well as to distributors and brokers who re-sell to end-users. The Company employs more than 900 sales representatives and customer service personnel in 72 sales offices throughout the

United States and Canada. Sales representatives are compensated primarily through commissions. Commissioned sales representatives are compensated based on either product sales or gross margins. In addition to the Company's line of documents, commercial printing, envelopes and related products, the Workflow Solutions Division sales force offers value-added services including workflow analysis, design, document management and print-on-demand. The Company's sales force is supported by its iGetSmart transaction and information system.

     Workflow Solutions Division - Purchasing and Manufacturing

     Purchasing. The Workflow Solutions Division purchases finished goods for resale to customers. These finished goods include the Company's full line of documents, envelopes, commercial printing, direct mail, packaging, labels and print-on-demand. In addition to the Company's manufacturing subsidiaries, Workflow Solutions Division has more than 8,700 suppliers of finished goods, including, among the largest, Times Printing Co., Inc., Hano Business Forms, Inc., J&W Ventures, Inc., Highland Computers, Inc. and A.T. Clayton & Co., Inc.

     Manufacturing. Although the Workflow Solutions Division primarily purchases finished goods from outside vendors for resale to customers, the division's principal subsidiary, SFI, has some document manufacturing operations in its Norfolk, Virginia facility. Approximately 1.0% of SFI's revenues are derived from sales of documents manufactured by SFI.

     Workflow Printing Division - Purchasing and Manufacturing

     Purchasing. The Workflow Printing Division purchases raw materials such as paper stock, ink, stock envelopes, adhesives, plates, film, chemicals and cartons from a variety of manufacturers and resellers. These materials are purchased job-by-job or under contracts with terms of up to two years. Longer-term supply contracts generally specify services to be provided and may guarantee product availability, but typically reserve to vendors the right to adjust prices as required by market conditions. The largest suppliers of paper stock to the Workflow Printing Division are Williamette Industries, Inc., Tri-State Envelope Corp., National Envelope Corp., Coast Paper and Weyerhauser of Canada.

     Manufacturing. The Workflow Printing Division produces documents, envelopes, commercial print, direct mail, packaging, labels, and print-on-demand. Workflow Management operates 21 manufacturing facilities in 6 states and 4 Canadian Provinces. These plants employ more than 1,600 manufacturing personnel and utilize over 210 presses and other machines. The Company's broad line of conventional and specialty envelopes are manufactured in four plants located in New York, New Jersey and Pennsylvania. The envelope plants currently operate more than 120 printing and related machines. The Company owns a label production facility in Columbia, South Carolina, direct mail and commercial printers in Santa Ana and Vista, California, a packaging plant in Hoboken, New Jersey and a commercial printing facility in Calgary, Alberta. Workflow Management operates a network of seven Imagenet print-on-demand facilities in Canada, providing digital imaging and litho quick printing. The Company also operates several conventional and digital pre-press systems for converting text and graphics to film and plates prior to printing. Among these pre-press capabilities are several state-of-the-art digital systems which enhance overall production efficiency and provide high-process capabilities to customers.

Customers

     Workflow Management has more than 40,000 customers ranging in size from small office/home office businesses to Fortune 500 companies in industries such as healthcare, insurance, energy, advertising, travel and financial services. Significant customers of the Company include: Citibank N.A., Bank of Montreal; KB Toys; Banco Popular, Inc.; Kraft Foods, Inc.; Automatic Data Processing, Inc.; Nesbitt Burns, Inc.; Salomon Smith Barney; Shell Canada Limited; and Health Insurance Plan of Greater New York, Inc.

     The Company's five largest customers accounted for 8.2% and 10.4% of the Company's net sales for the fiscal years ended April 30, 2001 and April 30, 2000, respectively. The Company's single largest customer accounted for 2.2% and 2.7% of net sales for the fiscal years ended April 30, 2001 and April 30, 2000, respectively.

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

     Although Workflow Management's divisions often compete with large and small businesses, the Workflow Printing Division competes against the largest competitors in the North American documents, envelopes and commercial printing industry, most of which have substantially greater financial resources than the Company. Most of the Company's competitors in the consumable office products distribution market for the Workflow Solutions Division are small, regional distributors.

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

Employees

     Workflow Management currently has approximately 3,200 full and part-time employees, including approximately 900 in sales and sales support and approximately 1,600 in print production. Approximately 23.3% of the Company's employees in the United States and approximately 14.3% of the Company's employees in Canada are represented by labor unions. There can be no assurance that work stoppages or strikes will not occur. The Company considers its employee relations to be good.

Intellectual Property

     Workflow Management has more than 40 registered trademarks in the U.S. and Canada. The Company believes that its trademarks and other proprietary rights are material to the operations of its business. Workflow Management regards its iGetSmart and Imagenet software as proprietary, and relies on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect its rights. Workflow Management is not aware that any of its software, trademarks or other proprietary rights are being infringed by third parties, or that they infringe proprietary rights of third parties.

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

Executive Officers

     Thomas B. D'Agostino, Sr., 59, is Chairman of the Board, President and Chief Executive Officer, a position he has held since the Workflow Distribution. Mr. D'Agostino, Sr. was President of SFI Corp. ("SFI Corp."), an office and printed products distribution company and predecessor of SFI, and of SFI Corp.'s predecessor company, Forms & Peripherals, Inc., from 1972 until 1998. He was appointed President of U.S. Office Products' Print Management Division in January 1997 when U.S. Office Products acquired SFI Corp.

     Steve R. Gibson, 42, Executive Vice President of the Company, was appointed President of the Workflow Printing Division in May 2001. Previously, Mr. Gibson had served as President, Chief Executive Officer, Co-President and Chief Financial Officer of the Company, since April 1998. From February 1997 until April 1998, Mr. Gibson was President of Cortez Financial Services, Inc., an investment banking company. From May 1985 to February 1997, he was employed in various positions at NationsBank Corporation, the predecessor to Bank of America, ultimately serving as Senior Vice President.

     Thomas B. D'Agostino, Jr., 34, Executive Vice President of the Company, was appointed President of the Workflow Solutions Division in May 2001 and Chief Executive Officer of iGetSmart.com, Inc., the Company's e-commerce subsidiary, in August 1999. Mr. D'Agostino, Jr. also served as Chief Operating Officer of the Workflow Solutions Division since December 1998, and has served as President of SFI, the Company's principal distribution subsidiary, from 1998 until December 1999. He previously served as Vice President of Sales of SFI from 1997 until 1998. From 1995 to 1997, he served as President of Hano Document Printers, Inc. ("Hano"), a business forms manufacturing company and former subsidiary of the Company. From 1993 to 1995, Mr. D'Agostino, Jr. held several other positions with Hano, including Vice President of Sales and Marketing and General Manager.

     Michael L. Schmickle, 31, was appointed Executive Vice President and Chief Financial Officer of Workflow Management in April 2000. From April 1998 until April 2000, Mr. Schmickle served as Corporate Controller for Workflow Management and was subsequently promoted to Vice President. From March 1996 to April 1998, he served as an Assistant Controller of U.S. Office Products, Inc., assigned to the Print Management Division. From June 1995 to March 1996, Mr. Schmickle was employed by General Mills, Inc. as an internal auditor. Prior to that, from August 1992 to June 1995, he was employed as a senior auditor and Certified Public Accountant with the national accounting firm, Price Waterhouse LLP.

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

Material Amount of Goodwill. Approximately $113.5 million, or 32.3% of the Company's total assets as of April 30, 2001, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. The Company amortizes goodwill on a straight line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. The Company is required to periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

Risks Related to Spin-off from U.S. Office Products. At the time of the Workflow Distribution, U.S. Office Products also distributed to its stockholders shares of common stock of three additional companies (collectively the "Spin-off Companies"). As part of these distributions and the Workflow Distribution (collectively the "USOP Distributions"), the Company, the Spin-off Companies and U.S. Office Products entered into a distribution agreement, a tax allocation agreement, and an employee benefits agreement (collectively the "Spin-off Agreements"). The purpose of the Spin-off Agreements was to allocate certain tax, employee benefit and corporate liabilities among the Company, the Spin-Off Companies and U.S. Office Products. Under the Spin-off Agreements, the Company is obligated to indemnify the Spin-off Companies and U.S. Office Products for certain matters, including any actions or omissions by the Company that contribute to a final determination that any or all of the USOP Distributions are taxable.

     The Spin-off Agreements include provisions that allocate to the Company and the Spin-off Companies a pro rata portion of (i) U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific spin-off company or relating specifically to the continuing businesses of U.S. Office Products) and (ii) U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Company and the other Spin-Off Companies) incurred prior to the USOP Distributions (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If the Company or one of the other Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the non-defaulting spin-off companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Workflow Management could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any spin-off company may be liable, however, is limited to $1.75 million.

     U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are deemed Shared Liabilities and subject to indemnification by the Company, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) may be subject to the Company's indemnification obligation for Shared Liabilities under the Distribution Agreement. On March 5, 2001, U.S. Office Products and most of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company cannot predict whether U.S. Office Products' bankruptcy proceedings will increase the likelihood that U.S. Office Products will pursue indemnification claims against the Company for Shared Liabilities resulting from the various lawsuits described above.

Emerging Alternative Technologies. Electronic forms and electronic data interchange technologies increasingly have been introduced over the past several years. There can be no assurance that such emerging technologies will not have a material adverse effect on the Company or on the document industry. Over the last several years, the document industry has undergone a transition as a result of the increased usage of desk top publishing and laser printer technology, which has led to a decreased demand for certain document products. The continuation of such technological changes, or the development of other trends that decrease demand for documents, could have a material adverse effect on the Company's business, financial condition or results of operations.

Attraction and Retention of Personnel. The Company's operations depend on the continued efforts of Thomas B. D'Agostino, Sr., its Chairman of the Board, President and Chief Executive Officer, its other executive officers and the senior management of certain of its subsidiaries. Furthermore, the Company's operations will likely depend on the senior management of certain of the companies that may be acquired in the future. If any of these people becomes unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company does not have key man life insurance covering any of its executive officers or other members of senior management of its subsidiaries.

Dependence on Intellectual Property Rights; Risks of Infringement. The Company's success and ability to compete depends in part upon its proprietary technology, trademarks and copyrights. Workflow Management regards the software underlying its iGetSmart and Imagenet systems as proprietary, and relies primarily on trade secrets, copyright and trademark law to protect these proprietary rights. The Company has registered some of its trademarks, and has no patents issued nor applications pending. Existing trade secrets and copyright laws afford the Company only limited protection. Unauthorized parties may attempt to copy aspects of the Company's software or to obtain and use information that Workflow Management regards as proprietary. Policing unauthorized use of the Company's software is difficult. Workflow Management generally enters into confidentiality and assignment agreements with its employees and generally controls access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar services or technology independently. Workflow Management is not aware that any of its software, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Workflow Management in the future. Any such claims, with or without merit, can be time consuming and expensive to defend and may require the Company to enter into royalty or licensing agreements or cease the alleged infringing activities.

Effects of Changes in Demand for Documents; Cyclicality. Historically, the Company's operating results have depended heavily on sales of documents. For the fiscal years ended April 30, 2001 and April 30, 2000, sales of documents accounted for approximately 33.8% and 30.0%, respectively, of the Company's net sales. Workflow Management anticipates that document sales will continue to account for a significant percentage of the Company's sales for the foreseeable future. An important element of the Company's business strategy is to continue its growth in document sales by continuing to acquire other document companies, hiring experienced sales representatives, attracting new customers and increasing sales to existing customers. The overall document industry has not grown in the last few years, although demand for certain products, such as laser forms, pressure-sensitive labels, form/label combinations and single-part cut-sheet mailers has increased. Accordingly, for Workflow Management to continue its growth in document sales, it must increase its market share and respond to changes in demand in the overall document industry. No assurance can be given that Workflow Management will be successful in increasing its market share or responding to shifts in demand. The failure by the Company to do so could have a material adverse effect on its business, financial condition or results of operations.

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

Risks Associated with Canadian Operations. Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 24.0% and 27.0% of the Company's total net sales in the fiscal years ended April 30, 2001 and April 30, 2000, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

Risks related to iGetSmart.com. As discussed previously in this Form 10-K, in April 1999 the Company established a new operating unit within the Workflow Solutions division known as iGetSmart.com. See " - Company Overview" above. During the fiscal years ended April 30, 2001 and April 30, 2000, the Company's management devoted significant time and resources to the development and implementation of iGetSmart.com's business model. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects that iGetSmart.com will continue to make significant expenditures for sales and marketing, programming and development and general administrative functions. The future prospects of iGetSmart.com are subject to many of the risks encountered by technology based start-up enterprises, including the lack of widespread acceptance of the Internet as a means of purchasing products, the ability to manage growth, establishing a recognized brand name, protecting intellectual property rights and successfully maintaining and operating necessary computer and network systems.

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

Unionized Workforce. Approximately 23.3% of the Company's employees in the United States and approximately 14.3% of the Company's employees in Canada are covered by collective bargaining agreements. There can be no assurance that strikes or work stoppages will not occur in the future. Strikes or work stoppages and the resultant adverse impact on the Company's relationship with its customers could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's acquisition strategy could be adversely affected because of its union status for a variety of reasons, including without limitation, incompatibility with a target's existing unions and reluctance of non-union targets to become affiliated with a union based company.

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

         Although Workflow Management's divisions often compete with large and small businesses, its Workflow Printing Division competes against the largest competitors in the North American documents, envelopes and commercial printing industry, most of which have substantially greater financial resources than the Company. Most of the Company's competitors in the consumable office products distribution market for the Workflow Solutions Division are small, regional distributors.

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


                                                                        Approximate                                Lease
                                Function and Location                 Square Footage           Title             Expiration
                        ------------------------------------          --------------       --------------    -----------------
         Executive Office:
               Palm Beach, Florida..........................              10,000             Leased                2009

         Principal Manufacturing, Printing
             and Distribution Facilities:
               Mt. Pocono, Pennsylvania.....................             210,000              Owned
               Brampton, Ontario............................             174,500             Leased                2002
               Hoboken, New Jersey..........................             120,000             Leased                2009
               Dallas, Texas................................             100,000             Leased                2002
               Granby, Quebec...............................              99,800              Owned
               New York, New York...........................              97,000             Leased                2007
               Springfield, Massachusetts...................              87,000             Leased                2004
               Edmonton, Alberta............................              81,300             Leased                2006
               San Bernardino, California...................              78,700             Leased                2002
               Conyers, Georgia.............................              74,000             Leased                2009
               Hayward, California..........................              72,000             Leased                2002
               Calgary, Alberta.............................              65,100             Leased                2014
               Santa Ana, California........................              65,000             Leased                2009
               New York, New York...........................              64,000             Leased                2007
               Mississauga, Ontario.........................              60,000             Leased                2004
               Long Island City, New York...................              60,000             Leased                2014
               Calgary, Alberta.............................              48,000             Leased                2004
               Dorval, Quebec...............................              44,500              Owned
               Brampton, Ontario............................              44,200             Leased                2004
               West Columbia, South Carolina................              40,000             Leased                2001
               Bayamon, Puerto Rico.........................              38,400             Leased                2004
               South River, New Jersey......................              38,000             Leased                2001
               Vista, California............................              37,800             Leased                2002
               Calgary, Alberta.............................              30,400             Leased                2004
               Regina, Saskatoon............................              28,300             Leased                2006
               Hato Rey, Puerto Rico........................              24,000             Leased                2001
               Hazelwood, Missouri..........................              22,000             Leased                2010
               New York, New York...........................              22,000             Leased                2005
               Norfolk, Virginia............................              21,200             Leased                2008


         In addition to those facilities identified above, Workflow Management leases other offices, warehouses, manufacturing facilities and distribution centers across the United States, Canada and Puerto Rico.

         Workflow Management believes that its properties are adequate to support its operations for the foreseeable future. It is anticipated that the majority of the space coming up for lease maturity in 2001 will be renewed. However, in some instances, consolidation of properties will occur.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Shares of the Company's Common Stock trade on the Nasdaq National Market ("Nasdaq") under the symbol "WORK." The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for the periods listed.


         For the fiscal years ended April 30, 2001 and April 30, 2000:

                                               Fiscal 2001                                 Fiscal 2000
                                        ----------------------------                -------------------------
                                             High            Low                       High             Low
                                        -------------     ----------                -----------     ---------

          First Quarter                 $     15.8750  $     6.7500                 $    16.688   $     8.750
          Second Quarter                       8.5000        5.1250                      15.125        11.000
          Third Quarter                        9.0000        5.6250                      32.000        11.375
          Fourth Quarter                       8.5000        5.0000                      29.688        13.750


         On July 17, 2001, the Company had approximately 3,212 shareholders of record. The Company has never declared or paid any cash dividends. The Company does not anticipate declaring and paying cash dividends on the Common Stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Common Stock will be made by the Company's Board of Directors from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors. In addition, the Company's credit agreement with its principal lender expressly prohibits the payment of any cash dividends on the Common Stock without the lender's prior consent.


Item 6.  Selected Financial Data

         The historical Statement of Income Data for the fiscal years ended April 30, 2001, April 30, 2000 and April 24, 1999 ("Fiscal 2001", "Fiscal 2000"
and "Fiscal 1999", respectively) and the Balance Sheet Data at April 30, 2001 and April 30, 2000 have been derived from Workflow Management's consolidated financial statements that have been audited and are included elsewhere in this Form 10-K. The historical Statement of Income Data for the fiscal years ended April 25, 1998 ("Fiscal 1998") and April 26, 1997 ("Fiscal 1997") and the Balance Sheet Data at April 24, 1999, April 25, 1998 and April 26, 1997 have been derived from audited consolidated financial statements not included elsewhere in this Form 10-K.

         During Fiscal 2000, the Company's Board of Directors approved changing the Company's fiscal year-end date from the last Saturday in April to April 30/th/ of each year. As a result of this change, Fiscal 2001, Fiscal 2000, Fiscal 1999, Fiscal 1998 and Fiscal 1997 were comprised of 365, 372, 364, 364 and 361 days, respectively.

         The Selected Financial Data provided herein should be read in conjunction with the Company's historical financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          SELECTED FINANCIAL DATA (1)
                     (In thousands, except per share data)

                                                                       Fiscal Year Ended
                                        ---------------------------------------------------------------------------
                                           April 30,      April 30,       April 24,      April 25,      April 26,
                                             2001           2000            1999           1998           1997
                                        -------------  --------------  -------------  -------------  --------------
Statement of Income Data:
Revenues..............................  $     603,278  $      547,061  $     390,952  $     353,351  $      327,381
Cost of revenues......................        429,550         387,184        278,836        260,299         236,340
                                        -------------  --------------  -------------  -------------  --------------
       Gross profit...................        173,728         159,877        112,116         93,052          91,041

Selling, general and administrative
 expenses.............................        141,475         119,028         86,298         73,492          70,745
Amortization expense..................          2,754           2,164            779            309             204
Restructuring costs...................          8,292           1,467                           872
Abandoned public offering costs.......          1,677
Strategic restructuring plan costs....                                         3,818          1,750
Non-recurring acquisition costs.......                                                                        5,006
                                        -------------  --------------  -------------  -------------  --------------
       Operating income...............         19,530          37,218         21,221         16,629          15,086

Other (income) expense:
  Interest expense....................         14,380          10,912          5,106          2,210           4,561
  Interest income.....................           (761)           (371)          (171)          (274)            (25)
  Gain on sale of securities..........                        (15,826)
  Loss on sale of subsidiary..........                            318
  Other...............................           (459)           (167)          (167)          (258)            632
                                        -------------  --------------  -------------  -------------  --------------
Income before provision for income
 taxes and extraordinary items........          6,370          42,352         16,453         14,951           9,918
Provision for income taxes (2)........          2,677          17,788          7,364          6,743           3,690
                                        -------------  --------------  -------------  -------------  --------------
Income before extraordinary items.....          3,693          24,564          9,089          8,208           6,228
Extraordinary items--losses on
 early terminations of debt, net of
 income taxes (3).....................             64           1,413                                           798
                                        -------------  --------------  -------------  -------------  --------------
Net income............................  $       3,629  $       23,151  $       9,089  $       8,208  $        5,430
                                        =============  ==============  =============  =============  ==============

Net income per share:
  Basic:
    Income before extraordinary
      items...........................  $        0.29  $         1.93  $        0.65  $        0.51  $         0.52
    Extraordinary items...............           0.01            0.11                                          0.07
                                        -------------  --------------  -------------  -------------  --------------
    Net income........................  $        0.28  $         1.82  $        0.65  $        0.51  $         0.45
                                        =============  ==============  =============  =============  ==============
  Diluted:
    Income before extraordinary
      items...........................  $        0.28  $         1.76  $        0.64  $        0.50  $         0.51
    Extraordinary items...............           0.00            0.10                                          0.07
                                        -------------  --------------  -------------  -------------  --------------
    Net income........................  $        0.28  $         1.66  $        0.64  $        0.50  $         0.44
                                        =============  ==============  =============  =============  ==============

Weighted average shares outstanding:
  Basic...............................         12,934          12,695         14,077         15,941          12,003
  Diluted.............................         13,131          13,910         14,139         16,257          12,235

                                           April 30,      April 30,       April 24,      April 25,      April 26,
                                             2001           2000            1999           1998           1997
                                        -------------  --------------  -------------  -------------  --------------
Balance Sheet Data:

Working capital.......................  $      91,991  $       69,972  $      65,224  $      34,993  $       16,910
Total assets..........................        352,001         331,712        236,614        148,046         125,108
Short-term debt payable to U.S.
 Office Products......................                                                       13,536          23,622
Long-term debt, less current portion..        175,331         144,874        111,359          7,065           6,034
Long-term debt payable to U.S.
 Office Products......................                                                       19,221             561
Stockholders' equity..................         89,753          89,922         63,225         59,491          47,780

                                                                                Fiscal Year Ended
                                                 ---------------------------------------------------------------------------
                                                    April 30,      April 30,       April 24,      April 25,      April 26,
                                                      2001           2000            1999           1998           1997
                                                 -------------  --------------  -------------  -------------  --------------
Statement of Cash Flows Data:

EBITDA (4) ..................................    $      31,935  $       47,661  $      28,254  $      23,351  $       21,068
Adjusted EBITDA (5)..........................           41,904          49,128         32,072         25,973          26,074
Net cash provided by operating activities....           11,058           4,102         25,283          4,506          19,679
Net cash used in investing activities........          (29,161)        (34,706)       (73,702)       (17,963)        (14,090)
Net cash provided by (used in) financing
  activities.................................           17,426          32,813         48,874         11,514          (4,716)
Net (decrease) increase in cash and cash
  equivalents................................             (725)          2,244            373         (1,934)            844

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

(2) Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to their acquisitions by the Company.

(3) The extraordinary items for Fiscal 2001, Fiscal 2000 and Fiscal 1997 represent the losses associated with the early terminations of credit facilities and subordinated debt, net of the related income tax benefits.

(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as operating income plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis upon which the Company assesses its financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(5) "Adjusted EBITDA" reflects EBITDA adjusted to exclude the effect of the abandoned public offering costs of $1,677 in Fiscal 2001 and the restructuring costs, strategic restructuring plan costs and non-recurring acquisition costs the Company expensed of $8,292, $1,467, $3,818, $2,622 and $5,006 in Fiscal 2001, Fiscal 2000, Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Adjusted EBITDA is included in this Form 10-K because it is a basis upon which the Company assesses its financial performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview. Workflow Management's consolidated financial statements include the results of twenty-six companies acquired in business combinations accounted for under the purchase method since the beginning of Fiscal 1999, each from its respective acquisition date (the "Purchased Companies"). Prior to Fiscal 2000, the Company's fiscal year-end was defined as ending on the last Saturday in April. During Fiscal 2000, the Company's Board of Directors approved changing the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, Fiscal 2001 was comprised of 365 days as compared to Fiscal 2000 and Fiscal 1999 which were comprised of 372 and 364 days, respectively.

Results of Operations

         The following table sets forth various items as a percentage of revenues for Fiscal 2001, Fiscal 2000 and Fiscal 1999:

                                                                                            Fiscal Year Ended
                                                                             ----------------------------------------------
                                                                               April 30,      April 30,       April 24,
                                                                                  2001           2000            1999
                                                                             -------------  -------------  ----------------
Revenues...................................................................        100.0%        100.0%          100.0%
Cost of revenues...........................................................         71.2          70.8            71.3
                                                                             -----------    ----------     -----------
       Gross profit........................................................         28.8          29.2            28.7

Selling, general and administrative expenses...............................         23.4          21.8            22.1
Amortization expenses......................................................          0.5           0.4             0.2
Restructuring costs........................................................          1.4           0.2
Abandoned public offering costs............................................          0.3
Strategic restructuring plan costs.........................................                                        1.0
                                                                             -----------    ----------     -----------
       Operating income....................................................          3.2           6.8             5.4

Other (income) expense:
  Interest expense, net....................................................          2.2           1.9             1.3
  Gain on sale of securities...............................................                       (2.9)
  Loss on sale of subsidiary...............................................                        0.1
  Other....................................................................         (0.1)          0.0            (0.1)
                                                                             -----------    ----------     -----------
Income before provision for income taxes and extraordinary items...........          1.1           7.7             4.2
Provision for income taxes.................................................          0.1           3.2             1.9
                                                                             -----------    ----------     -----------
Income before extraordinary items..........................................          1.0           4.5             2.3
Extraordinary items--losses on early terminations of debt,
  net of income taxes......................................................          0.0           0.3
                                                                             -----------    ----------     -----------
Net income                                                                           1.0%          4.2%            2.3%
                                                                             ===========    ==========     ===========

Consolidated Results of Operations

         Fiscal Year Ended April 30, 2001 Compared to Fiscal Year Ended April 30, 2000

         Consolidated revenues increased 10.3%, from $547.1 million for Fiscal 2000, to $603.3 million for Fiscal 2001. This increase was primarily due to the Purchased Companies. Revenues for Fiscal 2001 and Fiscal 2000 include revenues from eight companies and six companies, respectively, acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 2000 for the period subsequent to their respective dates of acquisition.

         International revenues decreased 2.0%, from $147.9 million, or 27.0% of consolidated revenues, for Fiscal 2000, to $145.0 million, or 24.0% of consolidated revenues, for Fiscal 2001 due exclusively to a decline in the value of the Canadian dollar. International revenues consisted exclusively of revenues generated in Canada.

         Gross profit increased 8.7%, from $159.9 million, or 29.2% of revenues, for Fiscal 2000, to $173.7 million, or 28.8% of revenues, for Fiscal 2001. The increase in gross profit was due to the Purchased Companies. The decrease in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a lower percentage of revenues than was historically recognized by the Company and lower product margins as a result of a change in the revenue mix of products sold by the Company. Gross profit percentage was also affected by pricing pressures and competition for envelopes and packaging sold by the Company's Printing Division.

         Selling, general and administrative expenses increased 18.9%, from $119.0 million, or 21.8% of revenues, for Fiscal 2000, to $141.5 million, or 23.4% of revenues, for Fiscal 2001. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional overhead that was incurred in establishing the Company's iGetSmart.com unit during Fiscal 2001. The increase in selling, general and administrative expenses as a percentage of revenues during Fiscal 2001 was primarily due to the depressed economy which slowed revenue growth at a greater rate than the Company was able to institute cost saving measures and workforce reductions.

         Amortization expense increased 27.3% from $2.2 million, or 0.4% of revenues, for Fiscal 2000, to $2.8 million, or 0.5% of revenues, for Fiscal 2001. This increase was exclusively due to the increased purchase consideration for acquisitions accounted for under the purchase method that were included in the Company's results for Fiscal 2001 versus Fiscal 2000.

         During Fiscal 2001 and Fiscal 2000, the Company incurred expenses of approximately $8.3 million and $1.5 million, respectively, associated with its restructuring plans. The restructuring plans were implemented to consolidate the backroom functions into more centralized operations and to consolidate certain manufacturing facilities. The majority of this restructuring cost was related to the severance agreements for the employees affected under the restructuring plan and the closure and consolidation of facilities. In total, 100 and 39 employees will be terminated under the Fiscal 2001 and Fiscal 2000 plans, respectively. The Company expects annual savings of approximately $5.0 million once the Fiscal 2001 restructuring plan is fully implemented.

         During Fiscal 2001, the Company abandoned its effort for a tax free spin-off and subsequent public offering of its' iGetSmart.com subsidiary due to market conditions and expensed certain accounting, legal and consulting fees associated with the effort totaling $1.7 million.

         Interest expense, net of interest income, increased 29.2%, from $10.5 million for Fiscal 2000, to $13.6 million for Fiscal 2001. This increase in net interest expense was primarily due to the increased level of debt outstanding throughout Fiscal 2001 as a result of the additional borrowings associated with the acquisition of the Purchased Companies.

         During Fiscal 2000, the Company purchased publicly traded common stock for $2.4 million. The Company sold its entire position in the securities during Fiscal 2000 and recorded a gain on the sale of securities of $15.8 million.

         The loss on the sale of subsidiary in Fiscal 2000 resulted from the Company's sale of all the outstanding capital stock of Hano Document Printers, Inc. for $3.8 million and recognition of a pre-tax loss on the sale of $318,000. See detail discussion in the comparison of the fiscal year ended April 30, 2000 compared to fiscal year ended April 24, 1999 in this section.

         Other income increased 174.9% from $167,000 in Fiscal 2000 to $459,000 in Fiscal 2001. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

         Provision for income taxes decreased 85.0% from $17.8 million for Fiscal 2000 to $2.7 million for Fiscal 2001, reflecting an effective income tax rate of 42.0% for both years. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate, plus appropriate state and local taxes. In addition, the effective tax rates for both Fiscal 2000 and Fiscal 2001 were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.

         Fiscal Year Ended April 30, 2000 Compared to Fiscal Year Ended April 24, 1999

         Consolidated revenues increased 39.9%, from $391.0 million for Fiscal 1999, to $547.1 million for Fiscal 2000. This increase was primarily due to the Purchased Companies and internal growth in the Company's Workflow Solutions Division through increased sales to existing customers. Revenues for Fiscal 2000 and Fiscal 1999 include revenues from six companies and twelve companies, respectively, acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 1999 for the period subsequent to their respective dates of acquisition.

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

         Gross profit increased 42.6%, from $112.1 million, or 28.7% of revenues, for Fiscal 1999, to $159.9 million, or 29.2% of revenues, for Fiscal 2000. The increase in gross profit was primarily due to the Purchased Companies and the internal growth in the Company's Workflow Solutions Division. The increase in gross profit as a percentage of revenues was due to the Purchased Companies generating gross profit at a higher percentage of revenues than was historically recognized by the Company.

         Selling, general and administrative expenses increased 37.9%, from $86.3 million, or 22.1% of revenues, for Fiscal 1999, to $119.0 million, or 21.8% of revenues, for Fiscal 2000. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional overhead that was incurred in establishing the Company's iGetSmart.com operating unit during Fiscal 2000. The decrease in selling, general and administrative expenses as a percentage of revenues during Fiscal 2000 was primarily due to the cost savings associated with the consolidation and integration of the Purchased Companies. In addition, the Company benefited from savings related to the implementation of its company wide benefit and insurance programs.

         Amortization expense increased 177.8% from $779,000, or 0.2% of revenues, for Fiscal 1999, to $2.2 million, or 0.4% of revenues, for Fiscal 2000. This increase was exclusively due to the increased number of acquisitions accounted for under the purchase method that were included in the Company's results for Fiscal 2000 versus Fiscal 1999.

         The Company incurred expenses of approximately $1.5 million during Fiscal 2000 associated with its restructuring plan for its Canadian subsidiary. The restructuring plan was implemented to consolidate the backroom functions into a more centralized operation and to close of one of its manufacturing facilities. The majority of this restructuring cost was related to the severance agreements for the employees affected under the restructuring plan. In total, 39 employees were terminated under the plan.

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

         During Fiscal 2000, the Company purchased publicly traded common stock for $2.4 million. The Company sold its entire position in the securities during Fiscal 2000 and recorded a gain on the sale of securities of $15.8 million.

         The loss on the sale of subsidiary in Fiscal 2000 resulted from the Company's sale of all the outstanding capital stock of Hano Document Printers, Inc. for $3.8 million and recognition of a pre-tax loss on the sale of $318,000. Sale proceeds consisted of a $1.3 million 8% note due on November 30, 1999 ("Short Term Note") and a $2.5 million 8% note payable in interest only installments until October 1, 2002 when principal and interest payments were to be made until the maturity date of September 1, 2009 ("Long Term Note"). The acquirer of Hano paid off the Short Term Note under its terms and prepaid the Long Term Note. The Company also entered into an agreement with Hano to sublease building space from Hano for $26,333 per month through December 2004. In conjunction with the sale of Hano, the Company sold a warehouse facility occupied by Hano and certain other subsidiaries of the Company. Sale proceeds from the warehouse sale consisted of a $900,000 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10,000 per month through August 2004, then increasing to $15,000 per month through August 2009.

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

Liquidity and Capital Resources

         At April 30, 2001, the Company had cash of $2.1 million and working capital of $91.9 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at April 30, 2001 was approximately $265.1 million.

         Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at April 30, 2001 primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the fiscal year.

         Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $7.5 million for new equipment and maintenance.

         During Fiscal 2001, net cash provided by operating activities was $11.1 million. Net cash used in investing activities was $29.2 million, including $32.9 million used for acquisitions and $10.3 million used for capital expenditures, which were partially offset by proceeds of $9.8 million for the sale of the net assets held for sale and $2.5 million for the collection of a note receivable for the sale of a subsidiary. Net cash provided by financing activities was $17.4 million, which was mainly comprised of the net borrowings on the credit facility of $36.2 million which was partially offset by $10.5 million and $4.9 million used for the payments of short-term debt and subordinated related party debt, respectively.

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

         Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 24.0% of the Company's total net sales in Fiscal 2001. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates.

         The Distribution Agreement with U.S. Office Products called for an allocation of $45.6 million of debt by U.S. Office Products resulting in the forgiveness of $6.3 million during Fiscal 1999, which is reflected in the Company's financial statements as a contribution of capital by U.S. Office Products.

         During Fiscal 2000, the Company replaced its $200.0 million credit facility and entered into a secured $250.0 million revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200.0 million revolver, including a $50.0 million sublimit for Canadian borrowings, and a $50.0 million amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma EBITDA maximum of 3.75 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At April 30, 2001, the leverage ratio calculated under the Credit Facility was 3.53 to 1.0. The Company could borrow an additional $10.7 million under the Credit Facility for working capital purposes and remain in compliance with the facility. At July 17, 2001, the Company had approximately $186.6 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.83% and up to $63.4 million available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above.

         During Fiscal 1999, the Company issued $4.1 million in subordinated unsecured notes including attached warrants with a value of $0.8 million at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4.9 million. The proceeds from the Subordinated Notes were used to repurchase the Company's common stock. The Subordinated Notes were to mature on January 18, 2009, and had a stated coupon of 12% payable semi-annually in arrears. On December 8, 2000, the Company repaid in full the Subordinated Notes and repurchased the attached warrants for $4.9 million. As required under the terms the Subordinated Notes, warrants previously issued to the note holders were returned to the Company and reissued in an amount sufficient to provide a 15.0% total annual return to each holder. During Fiscal 2000 and Fiscal 2001, the Company issued 5,441 and 36,663 warrants, respectively, which are exercisable into shares of Company Common Stock at a nominal cost. Debt issue costs of $111,091 were written-off upon termination of the Subordinated Notes and the after tax impact of $64,433 was recorded as an extraordinary loss.

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

         U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) may to be subject to the Company's Indemnification Obligation. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company. On March 5, 2001, U.S. Office Products and most of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company cannot predict whether U.S. Office Products' bankruptcy proceedings will increase the likelihood that U.S. Office Products will pursue indemnification claims against the Company for Shared Liabilities resulting from the various lawsuits described above.

         The Company expects to enter into a sale-leaseback transaction involving its five Company-owned buildings during the month of July 2001 to reduce its leverage. Net cash proceeds to the Company after taxes and fees associated with this transaction are expected to be approximately $6.7 million. The entire net proceeds will be used to pay down debt.

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

         The following tables set forth certain unaudited quarterly financial data for Fiscal 2001 and Fiscal 2000 (in thousands, except per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year. The results for Fiscal 2000 include gains on the sale of securities of $2,971, $4,156 and $8,699 recorded in the second, third and fourth quarter, respectively.
                                   (Continued)

                                                                              Fiscal 2001 Quarters
                                               -----------------------------------------------------------------------------
                                                   First           Second          Third           Fourth            Total
                                                   -----           ------          -----           ------            -----
Revenues....................................   $   141,829     $   149,226     $   155,188     $   157,035     $     603,278
Gross profit................................        41,200          44,116          44,219          44,193           173,728
Operating income............................         5,946           8,101           8,138          (2,655)           19,530
Income before extraordinary item............         1,518           2,757           2,772          (3,354)            3,693
Extraordinary item..........................                                            64                                64
Net income..................................         1,518           2,757           2,708          (3,354)            3,629

Net income per share:
  Basic:
    Income before extraordinary item........   $      0.12     $      0.21     $      0.21     $     (0.26)    $        0.29
    Extraordinary item......................                                          0.00                              0.01
    Net income..............................          0.12            0.21            0.21           (0.26)             0.28
  Diluted:
    Income before extraordinary item........   $      0.11     $      0.21     $      0.21     $     (0.26)    $        0.28
    Extraordinary item......................                                          0.00                              0.00
    Net income..............................          0.11            0.21            0.21           (0.26)             0.28

Weighted average shares outstanding:
  Basic.....................................        12,891          12,915          12,956          12,975            12,934
  Diluted...................................        13,564          12,925          13,005          13,032            13,131

                                                                               Fiscal 2000 Quarters
                                               -----------------------------------------------------------------------------
                                                   First           Second          Third           Fourth            Total
                                                   -----           ------          -----           ------            -----
Revenues....................................   $   118,462     $   131,760     $   138,478     $   158,361     $     547,061
Gross profit................................        34,865          38,430          40,078          46,504           159,877
Operating income............................         8,195           9,683           9,920           9,420            37,218
Income before extraordinary item............         3,437           5,721           6,868           8,538            24,564
Extraordinary item..........................                                                         1,413             1,413
Net income..................................         3,437           5,721           6,868           7,125            23,151

Net income per share:
  Basic:
    Income before extraordinary item........   $      0.27     $      0.45     $      0.54     $      0.66     $        1.93
    Extraordinary item......................                                                          0.11              0.11
    Net income..............................          0.27            0.45            0.54            0.55              1.82
  Diluted:
    Income before extraordinary item........   $      0.26     $      0.43     $      0.48     $      0.60     $        1.76
    Extraordinary item......................                                                          0.10              0.10
    Net income..............................          0.26            0.43            0.48            0.50              1.66

Weighted average shares outstanding:
  Basic.....................................        12,603          12,622          12,708          12,847            12,695
  Diluted...................................        13,462          13,443          14,410          14,324            13,910

Inflation

         The Company does not believe that inflation had a material impact on its results of operations during Fiscal 2001, Fiscal 2000 or Fiscal 1999.

New Accounting Pronouncements

         Accounting for Goodwill and Other Intangibles. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established when a business combination occurs, that the business combination must be accounted for by using the purchase method of accounting and that goodwill should be initially recognized as an asset in the financial statements. Furthermore, SFAS No. 141 provides for the transition and effective dates for the application of the new statement as well as the disclosure requirements concerning business combinations. SFAS No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion No. 17, "Intangible Assets" however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. The most significant change SFAS No. 142 has established is that the Company will no longer include goodwill amortization expense as a deduction from earnings. Instead of amortizing goodwill or other intangible assets with an indefinite life, the new statement will require companies to test these assets on an annual basis for impairment. Any impairment losses should be presented as a separate line item in the operating section of the income statement. SFAS No. 142 also provides guidance for appropriate disclosure and financial statement presentation. Had SFAS No. 142 been effective at the beginning of Fiscal 2001, pre-tax income would have increased by $2.8 million.

         The pronouncements are effective for fiscal year-ends commencing after December 15, 2001. Early application, however, is permitted for fiscal years beginning after March 15, 2001. The Company expects to early adopt the new statements effective May 1, 2001.

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000 ("SFAS No. 133 as Amended"), effective for the Company's fiscal year beginning January 1, 2001. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not anticipate that the implementation of SFAS No. 133 as Amended will have a material impact on the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 30, 2001.

         The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company. The Swap's effective date is August 1, 2001 with a termination date of March 10, 2004. The Company exchanged its variable interest rate on $100.0 million in Credit Facility debt for a fixed 3-month LIBOR of approximately 5.10% plus the Company's interest rate spread under its Credit Facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100.0 million notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This Swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received. If 3-month LIBOR were to increase or decrease by 1.0%, the impact to the Company would be a savings of $1.0 million in interest expense or an additional interest expense of $1.0 million over the interest charged on $100.0 million in debt under the variable 3-month LIBOR.

Item 8.  Financial Statements and Supplementary Data

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             Page
                                                                                                             ----
Consolidated Financial Statements

   Report of Independent Accountants........................................................................  F-1
   Consolidated Balance Sheet at April 30, 2001 and April 30, 2000..........................................  F-2
   Consolidated Statement of Income for the fiscal years ended April 30, 2001, April 30, 2000 and April 24, 1999.....................................................................................  F-3
   Consolidated Statement of Stockholders' Equity for the fiscal years ended April 30, 2001,
     April 30, 2000 and April 24, 1999......................................................................  F-4
   Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2001,
     April 30, 2000 and April 24, 1999......................................................................  F-5
   Notes to Consolidated Financial Statements...............................................................  F-7

Financial Statement Schedule

   Schedule for the fiscal years ended April 30, 2001, April 30, 2000 and April 24, 1999:
       Schedule II - Valuation and Qualifying Accounts and Reserves.........................................  F-29

                       Report of Independent Accountants


To the Board of Directors
  of Workflow Management, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Workflow Management, Inc. and its subsidiaries at April 30, 2001 and April 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Boston, Massachusetts

June 18, 2001

                           WORKFLOW MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                       (In Thousands, Except Share Data)

                                                                                           April 30,           April 30,
                                                                                             2001                2000
                                                                                         -------------       -------------
       ASSETS
Current assets:
   Cash and cash equivalents......................................................       $       2,126       $       2,851
   Accounts receivable, less allowance for doubtful accounts of $4,027 and
     $4,191, respectively.........................................................              99,576             100,366
   Inventories....................................................................              55,572              46,223
   Prepaid expenses and other current assets......................................              15,404              11,405
                                                                                         -------------       -------------
       Total current assets.......................................................             172,678             160,845

Property and equipment, net.......................................................              56,423              55,859
Intangible assets, net............................................................             113,538              92,650
Other assets......................................................................               8,462              12,346
Net assets held for sale..........................................................                 900              10,012
                                                                                         -------------       -------------
       Total assets...............................................................       $     352,001       $     331,712
                                                                                         =============       =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt................................................................       $         994       $       1,139
   Note payable for acquisition...................................................                                  10,337
   Accounts payable...............................................................              33,295              33,950
   Accrued compensation...........................................................              13,053              15,824
   Accrued additional purchase consideration......................................              10,283               9,581
   Accrued income taxes...........................................................                                   4,654
   Accrued restructuring costs....................................................               3,586               1,316
   Other accrued liabilities......................................................              19,476              14,072
                                                                                         -------------       -------------
       Total current liabilities..................................................              80,687              90,873

Long-term credit facility.........................................................             171,065             135,695
Subordinated related party debt...................................................                                   4,174
Other long-term debt..............................................................               4,266               5,005
Deferred income taxes.............................................................               4,902               4,557
Other long-term liabilities.......................................................               1,328               1,486
                                                                                         -------------       -------------
       Total liabilities..........................................................             262,248             241,790
                                                                                         -------------       -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding....................................................................
   Common stock, $.001 par value, 150,000,000 shares authorized,
     12,993,730 and 12,880,895 shares, respectively, issued and outstanding.......                  13                  13
   Additional paid-in capital.....................................................              52,041              51,981
   Notes receivable from officers.................................................              (4,820)             (1,958)
   Accumulated other comprehensive loss...........................................              (3,627)             (2,631)
   Retained earnings..............................................................              46,146              42,517
                                                                                         -------------       -------------
       Total stockholders' equity.................................................              89,753              89,922
                                                                                         -------------       -------------
       Total liabilities and stockholders' equity.................................       $     352,001       $     331,712
                                                                                         =============       =============

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (In Thousands, Except Per Share Amounts)

                                                                                  Fiscal Year Ended
                                                                 --------------------------------------------------
                                                                    April 30,         April 30,        April 24,
                                                                      2001              2000             1999
                                                                 ---------------   ---------------  ---------------
Revenues....................................................     $       603,278   $       547,061  $       390,952
Cost of revenues............................................             429,550           387,184          278,836
                                                                 ---------------   ---------------  ---------------
       Gross profit.........................................             173,728           159,877          112,116

Selling, general and administrative expenses................             141,475           119,028           86,298
Amortization expense........................................               2,754             2,164              779
Restructuring costs.........................................               8,292             1,467
Abandoned public offering costs.............................               1,677
Strategic restructuring plan costs..........................                                                  3,818
                                                                 ---------------   ---------------  ---------------
       Operating income.....................................              19,530            37,218           21,221

Other (income) expense:
   Interest expense.........................................              14,380            10,912            5,106
   Interest income..........................................                (761)             (371)            (171)
   Gain on sale of securities...............................                               (15,826)
   Loss on sale of subsidiary...............................                                   318
   Other income.............................................                (459)             (167)            (167)
                                                                 ---------------   ---------------  ---------------
Income before provision for income
  taxes and extraordinary items.............................               6,370            42,352           16,453
Provision for income taxes..................................               2,677            17,788            7,364
                                                                 ---------------   ---------------  ---------------
Income before extraordinary items...........................               3,693            24,564            9,089
Extraordinary items--losses on early terminations
  of debt, net of income taxes..............................                  64             1,413
                                                                 ---------------   ---------------  ---------------
Net income..................................................     $         3,629   $        23,151  $         9,089
                                                                 ===============   ===============  ===============

Net income per share:
   Basic:
       Income from before extraordinary items...............     $          0.29   $          1.93  $          0.65
       Extraordinary items..................................                0.01              0.11
                                                                 ---------------   ---------------  ---------------
       Net income...........................................     $          0.28   $          1.82  $          0.65
                                                                 ===============   ===============  ===============
   Diluted:
       Income from before extraordinary items...............     $          0.28   $          1.76  $          0.64
       Extraordinary items..................................                0.00              0.10
                                                                 ---------------   ---------------  ---------------
       Net income...........................................     $          0.28   $          1.66  $          0.64
                                                                 ===============   ===============  ===============

Weighted average shares outstanding:
   Basic....................................................              12,934            12,695           14,077
   Diluted..................................................              13,131            13,910           14,139

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In Thousands, Except Shares)


                                                                                          Accumulated
                                       Common Stock      Additional               Notes      Other                           Total
                                    -------------------                        Receivable   Compre-               Total     Compre-
                                       Number             Paid-In   Divisional    From     -hensive  Retained Stockholders' hensive
                                     of Shares  Amount    Capital     Equity     Officers    Loss    Earnings     Equity     Income
                                    ----------  -------   -------   ---------- ----------  --------- -------- ------------- --------
Balance at April 25, 1998.........              $       $           $  50,270  $           $(1,056)  $10,277  $  59,491
   Compensation charge for options
      tendered in strategic
      restructuring...............                                      2,956                                     2,956
   Capital contribution by U.S.
      Office Products.............                                      6,295                                     6,295
   Distribution of common stock
      in strategic restructuring..   14,642,981    15     59,506      (59,521)
   Retirement of common
      stock.......................   (2,066,259)   (2)   (12,636)                                               (12,638)
   Issuance of common stock
      to outside members of the
      Board of Directors..........        6,000               42                                                     42
   Exercise of stock options, net
     of tax benefits..............        2,876               22                                                     22
   Issuance of notes receivable
     from officers................                                                 (1,958)                       (1,958)
   Warrants attached to related
     party subordinated debt......                           750                                                    750
   Comprehensive income:
      Net income..................                                                                     9,089      9,089   $   9,089
      Foreign currency
         translation adjustment...                                                            (824)                (824)       (824)
                                                                                                                          ---------
   Total comprehensive income.....                                                                                        $   8,265
                                                                                                                          =========
                                     ---------- -----   --------    ---------  ----------  -------   -------  ---------

Balance at April 24, 1999.........   12,585,598    13     47,684                   (1,958)  (1,880)   19,366     63,225

   Employee Stock Purchase
     Program......................       36,385              530                                                    530
   Issuance of common stock to
     outside members of the
     Board of Directors...........        6,115              105                                                    105
   Exercise of stock options, net
     of tax benefits..............      252,797            3,662                                                  3,662
   Comprehensive income:
      Net income..................                                                                    23,151     23,151   $  23,151
      Foreign currency
         translation adjustment...                                                            (751)                (751)       (751)
                                                                                                                          ---------
   Total comprehensive income.....                                                                                        $  22,400
                                                                                                                          =========
                                     ---------- -----   --------    ---------  ----------  -------   -------  ---------

Balance at April 30, 2000.........   12,880,895    13     51,981                   (1,958)  (2,631)   42,517     89,922

   Employee Stock Purchase
     Program......................       97,059              609                                                    609
   Issuance of common stock to
     outside members of the
     Board of Directors...........        8,491               65                                                     65
   Exercise of stock options, net
     of tax benefits..............        7,285               65                                                     65
   Issuance of notes receivable
      from officers...............                                                 (2,862)                       (2,862)
   Buyback of rights to warrants..                          (679)                                                  (679)
   Comprehensive income:
      Net income..................                                                                     3,629      3,629   $   3,629
      Foreign currency
         translation adjustment...                                                            (996)                (996)       (996)
                                                                                                                          ---------
   Total comprehensive income.....                                                                                        $   2,633
                                                                                                                          =========
                                     ---------- -----   --------    ---------  ----------  -------   -------  ---------
Balance at April 30, 2001.........   12,993,730 $  13   $ 52,041    $          $   (4,820) $(3,627)  $46,146  $  89,753
                                     ========== =====   ========    =========  ==========  =======   =======  =========

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)

                                                                                              For the Fiscal Year Ended
                                                                                  -------------------------------------------------
                                                                                       April 30,        April 30,       April 24,
                                                                                         2001             2000            1999
                                                                                  ----------------  ----------------  -------------
Cash flows from operating activities:
   Net income...................................................................  $          3,629  $         23,151  $       9,089
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense......................................            12,405            10,443          7,033
     Extraordinary loss.........................................................                64             1,413
     Restructuring costs, net of cash paid......................................             2,270              (247)          (208)
     Strategic restructuring plan costs, net of cash paid.......................                                             (1,750)
     Gain on sale of securities.................................................                             (15,826)
     Loss on sale of subsidiary.................................................                                 318
     Compensation charge for options tendered in the strategic restructuring....                                              2,956
     Amortization of deferred financing costs...................................               573               672            545
     Deferred income taxes......................................................            (1,718)             (174)        (1,914)
     Gains on the disposal of assets............................................                                               (224)
     Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
         Accounts receivable....................................................            10,352            (9,847)        (2,217)
         Inventories............................................................            (6,260)           (7,048)         3,221
         Prepaid expenses and other current assets..............................            (2,944)           (3,717)           964
         Accounts payable.......................................................            (3,909)           (6,951)        (1,743)
         Accrued liabilities....................................................            (3,404)           11,915          9,531
                                                                                  ----------------  ----------------  -------------
           Net cash provided by operating activities............................            11,058             4,102         25,283
                                                                                  ----------------  ----------------  -------------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received..............................           (25,200)          (31,827)       (69,774)
   Cash paid for additional purchase consideration..............................            (7,698)           (4,643)          (351)
   Additions to property and equipment..........................................           (10,291)          (16,209)        (7,696)
   Cash received from net assets held for sale..................................             9,764
   Cash collection of note receivable issued with sale of subsidiary............             2,544             1,246
   Cash received on the sale of property and equipment..........................             1,074             2,704            151
   Purchase of securities.......................................................                              (2,400)
   Proceeds from the sale of securities.........................................                              18,226            230
   Cash paid for equity investment..............................................                              (1,557)
   Cash collection of note receivable from employees............................                                              3,703
   Cash surrender value of terminated life insurance contracts..................               657
   Other........................................................................               (11)             (246)            35
                                                                                  ----------------  ----------------  -------------
           Net cash used in investing activities................................           (29,161)          (34,706)       (73,702)
                                                                                  ----------------  ----------------  -------------

Cash flows from financing activities:
   Proceeds from credit facility borrowings.....................................           166,821           131,667        157,834
   Payments of credit facility borrowings.......................................          (130,639)         (100,619)       (53,234)
   Payments of short-term debt, net.............................................           (10,492)             (547)        (5,279)
   (Payments) proceeds from issuance of subordinated related party debt.........            (4,878)                           4,878
   Proceeds from issuance of other long-term debt...............................                               2,664             29
   Payments of other long-term debt.............................................            (1,012)           (1,242)        (7,475)
   Issuance of notes receivable from officers...................................            (2,862)                          (1,958)
   Payments of deferred financing costs.........................................              (243)           (2,354)        (3,544)
   Proceeds from common stock issued under employee benefit programs............               666             3,140             20
   Issuance of common stock to outside directors................................                65               104             42
   Retirement of common stock...................................................                                            (12,638)
   Payments to U.S. Office Products.............................................                                            (36,096)
   Capital contributed by U.S. Office Products..................................                                              6,295
                                                                                  ----------------  ----------------  -------------
           Net cash provided by financing activities............................            17,426            32,813         48,874
                                                                                  ----------------  ----------------  -------------

Effect of exchange rates on cash and cash equivalents...........................               (48)               35            (82)
                                                                                  ----------------  ----------------  -------------
Net (decrease) increase in cash and cash equivalents............................              (725)            2,244            373
Cash and cash equivalents at beginning of period................................             2,851               607            234
                                                                                  ----------------  ----------------  -------------
Cash and cash equivalents at end of period......................................  $          2,126  $          2,851  $         607
                                                                                  ================  ================  =============

                                   (Continued)

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands, Except Shares)

                                                                                              For the Fiscal Year Ended
                                                                                 -------------------------------------------------
                                                                                      April 30,        April 30,       April 24,
                                                                                        2001             2000            1999
                                                                                 ----------------  ----------------  -------------
Supplemental disclosures of cash flow information:
   Interest paid..............................................................   $      14,150     $       8,773     $       3,096
   Income taxes paid..........................................................   $      11,419     $      10,826     $       6,163

     During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company paid a total of $32,898, $36,470 and $70,125, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are presented as follows:

                                                                                              For the Fiscal Year Ended
                                                                                 -------------------------------------------------
                                                                                      April 30,        April 30,       April 30,
                                                                                        2001             2000            2000
                                                                                 ----------------  ----------------  -------------
Accounts receivable...........................................................   $         10,308  $         14,860  $      20,547
Inventories...................................................................              4,021             4,760          7,056
Prepaid expenses and other current assets.....................................                901             1,839          1,499
Property and equipment........................................................              3,761             7,044          9,075
Intangible assets.............................................................             31,626            30,916         50,074
Other assets..................................................................                158               153            128
Net assets held for sale......................................................                               10,012
Short-term debt...............................................................                                 (601)          (505)
Note payable for acquisition..................................................                              (10,337)
Accounts payable..............................................................             (3,660)           (7,315)        (9,575)
Accrued liabilities...........................................................            (14,174)          (13,058)        (4,594)
Long-term debt................................................................                                 (986)        (2,972)
Other long-term liabilities...................................................                (43)             (817)          (608)
                                                                                 ----------------  ----------------  -------------
      Net assets acquired.....................................................   $         32,898  $         36,470  $      70,125
                                                                                 ================  ================  =============

Noncash transactions:

 .    During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company had $10,283,
     $9,581 and $1,188 accrued as additional purchase consideration for earn-outs, respectively.

 .    During Fiscal 2001, the Company sold an equity investment in exchange for a note receivable totaling $1,789.

 .    During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company recorded additional paid-in capital of $8, $1,052 and $2, respectively, related to the tax benefit of stock options exercised.

 .    During Fiscal 2001 and Fiscal 2000, the Company issued 37 and 5 warrants, respectively, in the aggregate to the noteholders of the Subordinated Related Party Debt.

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 1--BACKGROUND

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,643 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock") pursuant to a distribution agreement (the "Distribution Agreement"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date"). U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise.

     Workflow Management is a leading provider of end-to-end solutions, providing a variety of custom print products and office supplies and related management services to more than 40,000 businesses in the United States, Canada and Puerto Rico. The Company is comprised of two main operating divisions - the Workflow Solutions Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies, and the Workflow Printing Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 3,200 persons and has 21 manufacturing facilities in 6 states and 4 Canadian provinces, 17 distribution centers, 7 print-on-demand centers and 72 sales offices.

NOTE 2--BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

     For the period prior to the Distribution Date, the consolidated financial statements reflect the revenues and expenses that were directly related to the Company as it was operated within U.S. Office Products. The Company's statement of income includes all of the related costs of doing business including an allocation of certain general corporate expenses of U.S. Office Products incurred prior to the Distribution Date which were not directly related to these businesses. These allocations were based on a variety of factors, dependent upon the nature of the costs being allocated. Management believes these allocations were made on a reasonable basis.

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

Definition of Fiscal Year

     As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ended April 30, 2001, April 30, 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30/th/ of each year. As a result of this change, Fiscal 2001 was comprised of 365 days as compared to Fiscal 2000 and Fiscal 1999 which were comprised of 372 and 364 days, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

Reclassifications

     Certain reclassifications have been made in the Fiscal 2000 and Fiscal 1999 financial statements to conform to the Fiscal 2001 presentation.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company's five largest customers accounted for 8.2% and 10.4% of the Company's revenues for Fiscal 2001 and Fiscal 2000, respectively. The Company's single largest customer accounted for 2.2% and 2.7% of revenues for Fiscal 2001 and Fiscal 2000, respectively.

Inventories

     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale. Inventory manufactured by the Company includes the cost of materials, labor and manufacturing overhead.

Property and Equipment

     Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and their components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is amortized over the lesser of its useful life or its lease terms. Gains and losses on the disposition of property and equipment are computed based upon the difference between the sales proceeds received and the net book value of the fixed asset at the date of the disposal.

Intangible Assets

     Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method, and non-compete agreements. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, using a methodology prescribed in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company also assesses long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is evaluated by comparing the forecasted undiscounted future cash flows of the operation to which the assets relate to their net book value, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Based upon its most recent assessment, the Company does not believe an impairment of long-lived assets exists at April 30, 2001.

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

Earn-Out Agreements

     Several of the acquisition agreements for the Company's Fiscal 2001, Fiscal 2000 and Fiscal 1999 business combinations accounted for under the purchase method of accounting include earn-out provisions that could result in additional purchase consideration payable in the form of cash payments in subsequent periods dependent upon specific future operating performance criteria. The Company records additional purchase consideration under these earn-out provisions in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" ("APB 16"). As such, when the outcome of the contingency under the earn-out is determinable beyond a reasonable doubt, the Company records the expected earn-out payment as goodwill and accrues the earn-out as an accrued liability on the Company's balance sheet. The goodwill generated under earn-out agreements is prospectively amortized on a straight-line basis over the remaining estimated useful life of the goodwill associated with the respective business combination.

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

Cost of Revenues

     Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of revenues. All delivery and warehouse occupancy costs are included in cost of revenues.

Advertising Costs

     The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $564, $1,221 and $854, respectively.

Research and Development Costs

     Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

Internally Developed Software

     Internal costs related to internally developed software such as internal salaries and supplies are expensed as incurred as a component of selling, general and administrative expenses until the internally developed software reaches its technological feasibility. External costs related to internally developed software, such as outside programmers and consultants, are capitalized and expensed over the expected useful life of the software, normally three to five years. During Fiscal 2001 and Fiscal 2000, the Company capitalized $621 and $234, respectively, in internal salaries and outside consulting fees for internally developed software.

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

New Accounting Pronouncements

     Accounting for Goodwill and Other Intangibles. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established when a business combination occurs, that the business combination must be accounted for by using the purchase method of accounting and that goodwill should be initially recognized as an asset in the financial statements. Furthermore, SFAS No. 141 provides for the transition and effective dates for the application of the new statement as well as the disclosure requirements concerning business combinations. SFAS No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion No. 17, "Intangible Assets" however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. The most significant change SFAS No. 142 has established is that the Company will no longer include goodwill amortization expense as a deduction from earnings. Instead of amortizing goodwill or other intangible assets with an indefinite life, the new statement will require companies to test these assets on an annual basis for impairment. Any impairment losses should be presented as a separate line item in the operating section of the income statement. SFAS No. 142 also provides guidance for appropriate disclosure and financial statement presentation. Had SFAS No. 142 been effective at the beginning of Fiscal 2001, pre-tax income would have increased by $2,800.

     The pronouncements are effective for fiscal year-ends commencing after December 15, 2001. The Company expects to early adopt the new statements effective May 1, 2001.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000 ("SFAS No. 133 as Amended"), effective for the Company's fiscal year beginning January 1, 2001. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not anticipate that the implementation of SFAS No. 133 as Amended will have a material impact on the consolidated financial statements.

NOTE 4--BUSINESS COMBINATIONS

     During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company made eight, six and twelve acquisitions, respectively, accounted for under the purchase method (the "Purchased Companies"). The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Initial cash consideration and subsequent acquisition costs paid associated with the acquisition of the Purchased Companies totaled $25,200, $31,827 and $69,774 during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. A note payable of $10,337 was issued in conjunction with one of the Purchased Companies during Fiscal 2000. The total assets acquired with the Purchased Companies during Fiscal 2001, Fiscal 2000 and Fiscal 1999, were $50,775, $69,584 and $88,379, respectively, including intangible assets of $31,626, $30,916 and $50,074, respectively.

     The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, $7,698, $4,643 and $351, respectively, of additional purchase consideration was paid by the Company in connection with earn-out provisions and another $10,283 has been accrued for these earn-out provisions at April 30, 2001. The additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at April 30, 2001.

     In connection with the Fiscal 2000 acquisition of Office Electronics, Inc. ("OEI"), the Company was committed to selling certain of OEI's manufacturing divisions and the related assets. As of April 30, 2001, all divisions and assets, intended to be included in the OEI divestiture, have been sold except for the New Jersey facility. Net cash proceeds from these divested assets and divisions totaled $9,764 during Fiscal 2001. At April 30, 2001, the carrying value for the New Jersey facility classified as net assets held for sale is based upon the estimated net realizable value of this facility.

     The following presents the unaudited pro forma results of operations of the Company for Fiscal 2001 and Fiscal 2000, as if the divestiture of a subsidiary and the purchase acquisitions completed since the beginning of Fiscal 2000 had been consummated at the beginning of Fiscal 2000. The pro forma results of operations presented below include certain pro forma adjustments to reflect the amortization of intangible assets and reductions in executive compensation of $201 and $586 for Fiscal 2001 and Fiscal 2000, respectively, at the acquired companies:

                                                                For the Fiscal Year Ended
                                                            ---------------------------------
                                                            April 30, 2001     April 30, 2000
                                                            --------------     --------------
Revenues..........................................          $      645,454     $      670,294
Net income........................................                   3,873             25,642
Net income per share:
   Basic..........................................          $         0.30     $         2.02
   Diluted........................................                    0.30               1.84

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestiture occurred at the beginning of Fiscal 2000 or the results which may occur in the future.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

NOTE 5--RESTRUCTURING COSTS

     During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its' reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $681 for severance and utilized an additional $4,025 for facility closures and asset write-downs associated with this plan in Fiscal 2001.

     During Fiscal 2000, the Company incurred expenses of $1,467, at its' Canadian subsidiary, associated with the reorganization of certain executive and administrative functions and the closure of one of the Canadian manufacturing facilities. As a result of the restructuring plan, the Company paid $1,316 and $151 in Fiscal 2001 and Fiscal 2000, respectively, for severance agreements, facility closures and various other fees associated with this plan.

     During Fiscal 1998, the Company's Canadian subsidiary recorded the costs of consolidating existing Company facilities located in Canada into other Canadian Company facilities, including the external costs and liabilities to close redundant Company facilities and severance costs related to the Company's employees.

     Under the restructuring plans implemented during Fiscal 2001, Fiscal 2000 and Fiscal 1998, the Company intended to terminate and provide severance benefits to 100, 39 and 23 employees, respectively. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company terminated and provided severance benefits to 31, 9 and 6 employees, respectively. All employees included in the Fiscal 2000 and Fiscal 1998 restructuring plans have been terminated. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

     The following table sets forth the Company's accrued restructuring costs for the three-year period ended April 30, 2001:

                                                                 Facility                        Other Asset
                                                                Closure and      Severance and   Write-downs
                                                               Consolidation     Terminations     and Costs       Total
                                                               -------------     ------------    -----------    ----------
Balance at April 25, 1998...................................   $         -       $        397    $        -     $      397
       Utilizations.........................................             -               (208)            -           (208)
                                                               -------------     ------------    -----------    ----------

Balance at April 24, 1999...................................             -                189             -            189
       Additions............................................              15            1,434             18         1,467
       Utilizations.........................................             (15)            (307)           (18)         (340)
                                                               -------------     ------------    -----------    ----------

Balance at April 30, 2000...................................             -              1,316            -           1,316
       Additions............................................           3,401            2,070          2,821         8,292
       Utilizations.........................................          (1,779)          (1,997)        (2,246)       (6,022)
                                                               -------------     ------------    -----------    ----------

Balance at April 30, 2001...................................   $       1,622     $      1,389    $       575    $    3,586
                                                               =============     ============    ===========    ==========

NOTE 6--ABANDONED PUBLIC OFFERING COSTS

     During Fiscal 2001, the Company abandoned its effort for a tax free spin-off and subsequent public offering of its iGetSmart.com subsidiary due to market conditions and expensed certain accounting, legal and consulting fees associated with the effort totaling $1,677.

NOTE 7--STRATEGIC RESTRUCTURING PLAN COSTS

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 8--INVENTORIES

         Inventories consist of the following:

                                                                                         April 30,    April 30,
                                                                                            2001         2000
                                                                                        -----------  -----------
Raw materials.........................................................................  $    15,480  $    15,130
Work-in-process.......................................................................        8,595        3,287
Finished goods........................................................................       31,497       27,806
                                                                                        -----------  -----------
         Total inventories............................................................  $    55,572  $    46,223
                                                                                        ===========  ===========

NOTE 9--PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                         April 30,    April 30,
                                                                                            2001         2000
                                                                                        -----------  -----------
Land..................................................................................  $     1,106  $     1,118
Buildings.............................................................................        5,999        5,772
Furniture and fixtures................................................................       31,210       23,978
Computer equipment and software.......................................................       17,824       15,448
Warehouse equipment...................................................................       31,743       32,730
Equipment under capital leases........................................................        2,792        2,792
Leasehold improvements................................................................        7,605        7,362
                                                                                        -----------  -----------
                                                                                             98,279       89,200
Less: Accumulated depreciation........................................................      (41,856)     (33,341)
                                                                                        -----------  -----------
Net property and equipment............................................................  $    56,423  $    55,859
                                                                                        ===========  ===========

         Depreciation expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $9,651, $8,279 and $6,254, respectively.


NOTE 10--INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                         April 30,    April 30, ,
                                                                                            2001         2000
                                                                                        -----------  -----------
Goodwill..............................................................................  $   118,040  $    94,898
Non-compete agreements................................................................          398          398
Other.................................................................................        1,682        1,226
                                                                                        -----------  -----------
                                                                                            120,120       96,522
Less: Accumulated amortization........................................................       (6,582)      (3,872)
                                                                                        -----------  -----------
       Net intangible assets..........................................................  $   113,538  $    92,650
                                                                                        ===========  ===========

         Amortization expense for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $2,754, $2,164 and $779, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

NOTE 11--DEBT

Short-Term Debt

         Short-term debt consists of the following:

                                                                                                 April 30,    April 30,
                                                                                                    2001         2000
                                                                                                -----------  -----------
Current maturities of long-term debt..........................................................  $       994  $     1,139
Notes payable for acquisition consisting of $2,337 of non-interest bearing and $7,475
  of interest bearing notes, plus accrued interest of $525 at 7.02%...........................                    10,337
                                                                                                -----------  -----------
       Total short-term debt..................................................................  $       994  $    11,476
                                                                                                ===========  ===========

Long-Term Debt

         Long-term debt consists of the following:

                                                                                                 April 30,    April 30,
                                                                                                    2001         2000
                                                                                                -----------  -----------
Revolving credit facility.....................................................................  $   171,065  $   135,695
Subordinated related party debt...............................................................                     4,174
Notes payable, secured by certain assets of the Company, weighted average
  interest rates of 4.61% and 5.64%, respectively.............................................        2,177        2,039
Capital lease obligations, weighted average interest rates of 8.69%
  and 8.65%, respectively.....................................................................        3,083        4,105
                                                                                                -----------  -----------
                                                                                                    176,325      146,013
Less: Current maturities of long-term debt....................................................         (994)      (1,139)
                                                                                                -----------  -----------
       Total long-term debt...................................................................  $   175,331  $   144,874
                                                                                                ===========  ===========

Maturities of Long-Term Debt

         Maturities on long-term debt, including capital lease obligations, are as follows:

Fiscal year:
  2002.....................................................................................................  $       994
  2003.....................................................................................................          988
  2004.....................................................................................................      172,054
  2005.....................................................................................................        1,181
  2006.....................................................................................................          479
  Thereafter...............................................................................................          629
                                                                                                             -----------
      Total maturities of long-term debt...................................................................  $   176,325
                                                                                                             ===========

Revolving Credit Facility

         During Fiscal 2000, the Company entered into a secured $250,000 revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank. The Credit Facility is composed of a $200,000 revolver, including a $50,000 sublimit for Canadian borrowings and a $50,000 amortizing term note. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to proforma trailing twelve months EBITDA maximum of 3.75 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At April 30, 2001, the leverage ratio calculated under the Credit Facility was 3.53 to 1.0. The Company could borrow an additional $10,700 under the Credit Facility for working capital purposes and remain in compliance with the facility. At April 30, 2001, the Company had approximately $171,065 outstanding under the Credit Facility, at an annual interest rate of approximately 7.08%, and up to $78,935 available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above. During the Fiscal 2001, the Company incurred $13,555 in interest expense relating to the Credit Facility.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Subordinated Related Party Debt

         During Fiscal 1999, the Company issued $4,127 in subordinated unsecured notes including attached warrants with a value of $751 at the time of the debt issuance (the "Subordinated Notes") to certain members of the Company's management for $4,878. The proceeds from the Subordinated Notes were used to repurchase the Company's common stock ("Company Common Stock"). The Subordinated Notes were to mature on January 18, 2009, and had a stated coupon of 12% payable semi-annually in arrears. On December 8, 2000, the Company repaid in full the Subordinated Notes and repurchased the attached warrants for $4,878. As required under the terms the Subordinated Notes, warrants previously issued to the note holders were returned to the Company and reissued in an amount sufficient to provide a 15.0% total annual return to each holder. During Fiscal 2001 and Fiscal 2000, the Company issued 37 and 5 warrants, respectively, which are exercisable into shares of Company Common Stock at a nominal cost. Debt issue costs of $111 were written-off upon termination of the Subordinated Notes and the after tax impact of $64 was recorded as an extraordinary loss. Interest expense for Fiscal 2001 relating to the Subordinated Notes was $394.

NOTE 12--INCOME TAXES

         Domestic and foreign income (loss) before provision for income taxes and extraordinary items consist of the following:


                                                For the Fiscal Year Ended
                                         -------------------------------------
                                          April 30,     April 30,    April 24,
                                             2001         2000         1999
                                         -----------  -----------  -----------

Domestic...............................  $    (6,373) $    31,719  $     8,744
Foreign................................       12,743       10,633        7,709
                                         -----------  -----------  -----------
       Total...........................  $     6,370  $    42,352  $    16,453
                                         ===========  ===========  ===========

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


         The provision for income taxes consists of:

                                                                                  For the Fiscal Year Ended
                                                                           -------------------------------------
                                                                             April 30,    April 30,   April 24,
                                                                               2001         2000         1999
                                                                           -----------  -----------  -----------
Income taxes currently payable (receivable):
   Federal...............................................................  $    (1,346) $     9,812  $     3,476
   State.................................................................          204        2,902        1,908
   Foreign...............................................................        5,537        5,248        3,894
                                                                           -----------  -----------  -----------
                                                                                 4,395       17,962        9,278

Deferred income tax (benefit)............................................       (1,718)        (174)      (1,914)
                                                                           -----------  -----------  -----------
       Total provision for income taxes..................................  $     2,677  $    17,788  $     7,364
                                                                           ===========  ===========  ===========

         Deferred taxes are comprised of the following:

                                                                                         April 30,    April 30,
                                                                                            2001         2000
                                                                                        -----------  -----------
Current deferred tax assets:
   Inventory..........................................................................  $     1,265  $     1,041
   Allowance for doubtful accounts....................................................        1,300        1,328
   Accrued liabilities................................................................        2,501          886
                                                                                        -----------  -----------
       Total current deferred tax assets..............................................        5,066        3,255
                                                                                        -----------  -----------

Long-term deferred tax (assets) liabilities:
   Property and equipment.............................................................       (3,477)      (4,145)
   Intangible assets..................................................................       (2,425)      (1,175)
   Other..............................................................................        1,000          763
                                                                                        -----------  -----------
       Total long-term deferred tax liabilities.......................................       (4,902)      (4,557)
                                                                                        -----------  -----------
       Net deferred tax (asset) liability.............................................  $       164  $    (1,302)
                                                                                        ===========  ===========

         The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                                 For the Fiscal Year Ended
                                                                           -------------------------------------
                                                                             April 30,    April 30,   April 24,
                                                                               2001         2000         1999
                                                                           -----------  -----------  -----------
U.S. federal statutory rate .............................................         35.0%        35.0%        34.7%
State income taxes, net of federal income tax benefit....................         (5.8)         6.1          7.5
Foreign earnings not subject to U.S. taxes ..............................        (70.0)       (10.7)       (16.3)
Nondeductible goodwill amortization .....................................          4.5          0.5          0.6
Nondeductible acquisition costs/restructuring costs .....................
Foreign taxes ...........................................................         78.8         10.4         18.7
Other ...................................................................         (0.5)         0.7         (0.4)
                                                                           -----------  -----------  -----------

Effective income tax rate ...............................................         42.0%        42.0%        44.8%
                                                                           ===========  ===========  ===========

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 13--LEASE COMMITMENTS

         The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                                             Capital    Operating
                                                                                             Leases       Leases
                                                                                           ----------   ----------
Fiscal year:
   2002...............................................................................     $    1,003   $   11,465
   2003...............................................................................            863       10,114
   2004...............................................................................            818        9,321
   2005...............................................................................            612        8,182
   2006...............................................................................            220        7,688
Thereafter............................................................................                      17,801
                                                                                           ----------   ----------
Total minimum lease payments..........................................................          3,516   $   64,571
                                                                                                        ==========
Less: Amounts representing interest...................................................           (433)
                                                                                           ----------
Present value of net minimum lease payments...........................................     $    3,083
                                                                                           ===========

         Rent expense for all operating leases for Fiscal 2001, Fiscal 2000 and Fiscal 1999 was $11,531, $9,152 and $6,188, respectively.


NOTE 14--COMMITMENTS AND CONTINGENCIES

Distribution

         At the time of the Workflow Distribution, U.S. Office Products also distributed to its stockholders shares of common stock of three additional companies (collectively the "Spin-off Companies"). As part of these distributions and the Workflow Distribution (collectively the "USOP Distributions"), the Company, the Spin-off Companies and U.S. Office Products entered into a distribution agreement, a tax allocation agreement, and an employee benefits agreement (collectively the "Spin-off Agreements"). The purpose of the Spin-off Agreements was to allocate certain tax, employee benefit and corporate liabilities among the Company, the Spin-Off Companies and U.S. Office Products. Under the Spin-off Agreements, the Company is obligated to indemnify the Spin-off Companies and U.S. Office Products for certain matters, including any actions or omissions by the Company that contribute to a final determination that any or all of the USOP Distributions are taxable.

         The Spin-off Agreements include provisions that allocate to the Company and the Spin-off Companies a pro rata portion of (i) U.S. Office Products' liabilities under the securities laws (other than claims relating solely to a specific spin-off company or relating specifically to the continuing businesses of U.S. Office Products) and (ii) U.S. Office Products' general corporate liabilities (other than debt, except for that specifically allocated to the Company and the other Spin-Off Companies) incurred prior to the USOP Distributions (i.e., liabilities not related to the conduct of a particular distributed or retained subsidiary's business) (the "Shared Liabilities"). If the Company or one of the other Spin-Off Companies defaults on an obligation owed to U.S. Office Products, the non-defaulting spin-off companies will be obligated on a pro rata basis to pay such obligation ("Default Liability"). As a result of the Shared Liabilities and Default Liability, Workflow Management could be obligated to U.S. Office Products in respect of obligations and liabilities not related to its business or operations and over which neither it nor its management has or has had any control or responsibility. The aggregate of the Shared Liabilities and Default Liability for which any spin-off company may be liable, however, is limited to $1,750.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Litigation

     U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the Strategic Restructuring Plan. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are deemed Shared Liabilities and subject to indemnification by the Company, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1,750) may be subject to the Company's indemnification obligation for Shared Liabilities under the Distribution Agreement. On March 5, 2001, U.S. Office Products and most of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company cannot predict whether U.S. Office Products' bankruptcy proceedings will increase the likelihood that U.S. Office Products will pursue indemnification claims against the Company for Shared Liabilities resulting from the various lawsuits described above. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company. Thus, due to the preliminary nature of this action, it is not possible at this time to assess the outcome of the claims. In accordance with SFAS No. 5, "Accounting for Contingencies," no provision has been recorded in the accompanying financial statements.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Postemployment Benefits

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 30, 2001 related to these agreements, as no change of control has occurred.


NOTE 15--EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan

     Effective upon the Distribution, the Company adopted its 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with
Section 401(k) of the Internal Revenue Code. The Company may match a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. For Fiscal 2001, Fiscal 2000 and Fiscal 1999, expenses associated with the 401(k) Plan were $665, $490 and $389, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 16--STOCKHOLDERS' EQUITY

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

                                                                  For the Fiscal Year Ended
                                                           -------------------------------------
                                                            April 30,    April 30,    April 24,
                                                              2001         2000         1999
                                                           -----------  -----------  -----------
Basic earnings per share:

   Net income............................................  $     3,629  $    23,151  $     9,089
                                                           ===========  ===========  ===========

   Weighted average number of
       common shares outstanding.........................       12,934       12,695       14,077
                                                           ===========  ===========  ===========

   Basic earnings per share..............................  $      0.28  $      1.82  $      0.65
                                                           ===========  ===========  ===========

Diluted earnings per share:

   Net income............................................  $     3,629  $    23,151  $     9,089
                                                           ===========  ===========  ===========

   Weighted average number of:
       Common shares outstanding.........................       12,934       12,695       14,077
       Potentially dilutive shares*......................          197        1,215           62
                                                           -----------  -----------  -----------
           Total.........................................       13,131       13,910       14,139
                                                           ===========  ===========  ===========

Diluted earnings per share...............................  $      0.28  $      1.66  $      0.64
                                                           ===========  ===========  ===========

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,556, 239 and 3,886 shares of common stock were anti-dilutive and outstanding during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

Notes Receivable from Officers

     During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors ("Stock Loans") for the purchase, in the open market, of the Company Common Stock by those individuals. The Stock Loans are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum with principal and interest payable at maturity on January 2, 2003. Upon a change of control of the Company, as defined on the notes, the principal amount and accrued interest outstanding under the Stock Loans is forgiven. At April 30, 2001, $4,820 and $452 in principal and interest, respectively, were outstanding.

Retirement of Company Common Stock

     In August 1998, the Company's Board of Directors approved a stock repurchase program (the "Stock Repurchase Program") whereby the Company was authorized to repurchase and retire up to $15,000 of Company Common Stock. Under the program, Company Common Stock was bought by the Company at prevailing market prices at the time of the repurchase. During Fiscal 1999, a total of 2,066 shares of Company Common Stock was purchased and retired at a cost of $12,638.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Capital Contribution by U.S. Office Products

     During Fiscal 1999, U.S. Office Products contributed $6,295 of capital to the Company. The contribution reflects the forgiveness of intercompany debt by U.S. Office Products, as it was agreed that the Company would be allocated only $30,000 of debt plus the amount of any additional debt incurred after January 12, 1998 in connection with the acquisition of entities that will become subsidiaries of the Company.

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

     U.S. Office Products, as the sole stockholder of the Company prior to the Distribution, approved the provisions of the Company's 1998 Stock Incentive Plan (the "Plan") that permit issuance of up to 30.0% of the outstanding shares of the Company's common stock immediately following the Distribution, which equals 4,393 shares, including the issuance of 600 shares of "incentive stock options" as that term is defined in the Internal Revenue Code, the options granted to Jonathan J. Ledecky, Thomas B. D'Agostino, Sr., executive officers and non-employee directors described below. All employees of the Company and its subsidiaries, as well as non-employee directors and consultants of the Company, are eligible for awards under the Plan. Non-qualified stock options and incentive stock options granted to employees generally are exercisable beginning one year from the date of grant in cumulative yearly amounts for periods ranging from one to four years and generally expire ten years from the date of the grant. The Company's Board of Directors adopted the Plan prior to the Distribution. As of April 30, 2001, 262 shares have been issued under the Plan.

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

        The pro forma results shown below reflect the impact of options granted in Fiscal 2001, Fiscal 2000 and Fiscal 1999.

                                                                                   For the Fiscal Year Ended
                                                                --------------------------------------------------------------------
                                                                    April 30,             April 30,             April 24,
                                                                      2001                  2000                  1999
                                                                ----------------      ---------------       ---------------
Net income:
 As reported..................................................  $          3,629      $        23,151       $         9,089
 Pro forma....................................................  $          2,551      $        18,100       $         1,554

Net income per share:
 As reported:
    Basic.....................................................  $           0.28      $          1.82       $          0.65
    Diluted...................................................  $           0.28      $          1.66       $          0.64
  Pro forma:
    Basic.....................................................  $           0.20      $          1.43       $          0.11
    Diluted...................................................  $           0.19      $          1.30       $          0.11

        The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

                                                                           For the Fiscal Year Ended
                                                                  ------------------------------------------
                                                                    April 30,      April 30,      April 24,
                                                                       2001          2000           1999
                                                                  ------------   ------------   ------------
    Expected life of option                                          7.0 years      7.0 years      3.7 years
    Risk free interest rate                                              5.74%          6.15%          5.59%
    Expected volatility of the Company Common Stock                     75.10%         70.80%         53.30%

        The weighted-average fair value of options granted was $5.96, $15.27 and $3.91 for Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


         The summary of option transactions follows:

                                                                        Options Outstanding               Options Exercisable
                                                                  ------------------------------    -------------------------------
                                                                                     Weighted-                         Weighted-
                                                                                      Average                           Average
                                                                                     Exercise                           Exercise
                                                                     Options           Price           Options           Price
                                                                  --------------   -------------    -------------    --------------
Balance at June 10, 1998 (plan inception).....................             1,322   $       10.38                -    $            -
   Granted....................................................             3,277            8.88
   Exercised..................................................                (3)           6.88
   Canceled...................................................               (74)          10.97
                                                                  --------------

Balance at April 24, 1999.....................................             4,522            9.36              295              8.73
   Granted....................................................               908           21.12
   Exercised..................................................              (253)          10.34
   Canceled...................................................               (67)          11.74
                                                                  --------------

Balance at April 30, 2000.....................................             5,110           11.37            3,519              9.74
   Granted....................................................               566            8.04
   Exercised..................................................                (6)           7.91
   Canceled...................................................              (813)          18.81
                                                                  --------------

Balance at April 30, 2001.....................................             4,857   $        9.74            3,961    $         9.39
                                                                  ==============   =============    =============    ==============

         The following table summarizes information about stock options outstanding at April 30, 2001:

                                                 Options Outstanding                         Options Exercisable
                                    ----------------------------------------------    --------------------------------
                                                     Weighted-
                                                      Average         Weighted-                         Weighted-
                                                     Remaining         Average                           Average
     Range of                                       Contractual        Exercise                          Exercise
      Prices                           Options          Life            Price            Options          Price
-----------------------             -------------  --------------   --------------    -------------    ---------------
$ 5.45 - $ 7.38                              762       7.97 years   $         6.48              474    $          6.87
$ 9.00                                     2,892       7.11 years             9.00            2,771               9.00
$ 9.13 - $11.75                              583       7.29 years            10.46              338              10.01
$12.00 - $16.28                              441       6.62 years            13.19              324              13.18
$21.88 - $29.13                              179       8.64 years            24.88               54              25.07
                                    ------------                                      -------------    ---------------
                                           4,857       7.28 years   $         9.74            3,961    $          9.39
                                    ============   ==============   ==============    =============    ===============

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

NOTE 17--SALE OF SUBSIDIARY

         On September 24, 1999, the Company sold all of the outstanding capital stock of Hano Document Printers, Inc. ("Hano") for $3,790 and recorded a pre-tax loss on the sale of $318. Sale proceeds consisted of a $1,246, 8.0% note due on November 30, 1999 ("Short Term Note") and a $2,544, 8.0% note payable in interest only installments until October 1, 2002 when principal and interest payments will be made until the maturity date of September 1, 2009 ("Long Term Note"). The acquirer of Hano paid off the Short Term Note under its terms and prepaid the Long Term Note. At April 30, 2001, all notes and accrued interest have been paid in full. The Company also entered into an agreement with Hano to sublease building space from Hano for $26 per month through December 2004.

         In conjunction with the sale of Hano, the Company sold a warehouse facility occupied by Hano and certain other subsidiaries of the Company. Sale proceeds consisted of a $900, 7.5% note payable in interest only installments until September 24, 2005 when principal and interest payments will be made until the maturity date of August 31, 2009. The note is collateralized by a first mortgage on the warehouse. The Company entered into a lease for the warehouse for $10 per month through August 2004, then increasing to $15 per month through August 2009.

NOTE 18--GAIN ON SALE OF SECURITIES

         During Fiscal 2000, the Company purchased publicly traded common stock for $2,400. The Company sold its entire position in the securities during Fiscal 2000 and recorded a gain on the sale of securities of $15,826.


NOTE 19--SEGMENT REPORTING

         The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Chief Executive Officer, the Company's operating division Presidents and the Company's Chief Financial Officer. Operating segments of the Company are defined primarily by the segment operation's core business function whether it is: a) the procurement and subsequent distribution of product to the customer or b) the sale of an internally manufactured product to the customer. The Company has determined that its operating activities consist of two reportable operating segments: the Company's Workflow Solutions Division and the Company's Workflow Printing Division.

         The Company's Workflow Solutions Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Workflow Solutions Division also include transactions with customers utilizing the Company's proprietary iGetSmart inventory and distribution system. The Company's Workflow Printing Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Workflow Printing Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Workflow Printing Division also provides product to the Company's Workflow Solutions Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead or strategic restructuring plan costs by segment in assessing performance.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Operating Segments

         The following table sets forth information as to the Company's reportable operating segments:

                                                                               For the Fiscal Year Ended
                                                                     -------------------------------------------
                                                                       April 30,      April 30,       April 24,
                                                                          2001          2000            1999
                                                                     -------------  -------------  -------------
Revenues:
   Workflow Solutions Division....................................   $     291,423  $     222,533  $     125,950
   Workflow Printing Division.....................................         326,794        331,826        274,968
   Intersegment...................................................         (14,939)        (7,298)        (9,966)
                                                                     -------------  -------------  -------------
     Total........................................................   $     603,278  $     547,061  $     390,952
                                                                     =============  =============  =============

Operating income:
   Workflow Solutions Division....................................   $      10,085  $      18,205  $       8,969
   Workflow Printing Division.....................................          23,140         27,838         23,287
   Corporate......................................................         (13,695)        (8,825)       (11,035)
                                                                     -------------  -------------  -------------
     Total........................................................   $      19,530  $      37,218  $      21,221
                                                                     =============  =============  =============

                                                                               For the Fiscal Year Ended
                                                                     -------------------------------------------
                                                                       April 30,      April 30,       April 24,
                                                                          2001           2000           1999
                                                                     -------------  -------------  -------------
Identifiable assets (at year-end):
   Workflow Solutions Division....................................   $     139,184  $     134,673  $      64,190
   Workflow Printing Division.....................................         196,865        181,461        165,007
   Corporate......................................................          15,952         15,578          7,417
                                                                     -------------  -------------  -------------
     Total........................................................   $     352,001  $     331,712  $     236,614
                                                                     =============  =============  =============

Depreciation and amortization:
   Workflow Solutions Division....................................   $       3,470  $       2,254  $       1,412
   Workflow Printing Division.....................................           8,611          8,037          5,543
   Corporate......................................................             324            152             78
                                                                     -------------  -------------  -------------
     Total........................................................   $      12,405  $      10,443  $       7,033
                                                                     =============  =============  =============

Capital expenditures:
   Workflow Solutions Division....................................   $       3,429  $       1,790  $       1,067
   Workflow Printing Division.....................................           5,984         12,674          5,882
   Corporate......................................................             878          1,745            747
                                                                     -------------  -------------  -------------
     Total........................................................   $      10,291  $      16,209  $       7,696
                                                                     =============  =============  =============

                                   (Continued)

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Geographic Segments

         The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                              For the Fiscal Year Ended
                                                                     -------------------------------------------
                                                                        April 30,      April 30,      April 24,
                                                                          2001           2000           1999
                                                                     -------------  -------------  -------------
Revenues:
   United States..................................................   $     458,255  $     399,131  $     265,139
   Canada.........................................................         145,023        147,930        125,813
                                                                     -------------  -------------  -------------
     Total........................................................   $     603,278  $     547,061  $     390,952
                                                                     =============  =============  =============

Operating income:
   United States..................................................   $       5,902  $      25,088  $      10,724
   Canada.........................................................          13,628         12,130         10,497
                                                                     -------------  -------------  -------------
     Total........................................................   $      19,530  $      37,218  $      21,221
                                                                     =============  =============  =============

Identifiable assets (at year-end):
   United States..................................................   $     295,428  $     267,398  $     178,621
   Canada.........................................................          56,573         64,314         57,993
                                                                     -------------  -------------  -------------
     Total........................................................   $     352,001  $     331,712  $     236,614
                                                                     =============  =============  =============

NOTE 20--RELATED PARTY TRANSACTIONS

Investment in Cortez III Service Corporation

         On April 21, 2000, the Company purchased 20% of the outstanding common stock of Cortez III Service Corporation ("Cortez"), a New Mexico corporation, in exchange for $1,550. Cortez provides logistics and technical services to various governmental agencies. F. Craig Wilson, a Director of the Company, is President, Chief Executive Officer and a member of the board of directors of Cortez. The investment was accounted for under the equity method of accounting. On January 2, 2001, the Company sold its 20% ownership in Cortez to F. Craig Wilson in exchange for a note receivable in the amount of $1,789. The note bears simple interest at 18% per annum with a maturity date of December 31, 2005. The note is a full recourse note and is secured by the shares of stock sold to F. Craig Wilson. Interest payments of 9% of the principal amount are payable quarterly with the remaining principal and interest due at maturity. The Company recorded a gain on the sale of the investment of $200 as other income during Fiscal 2001.

Lease for Company Corporate Headquarters

         On January 8, 1999, the Company entered into a lease, with a purchase option, for corporate office space in a building partially owned by an executive officer of the Company. The terms and conditions of the ten-year lease are based on the market value of the office space. In connection with such lease, the Company entered into an agreement with the landlord's lender, Bank of America, N.A., and the landlord, pursuant to which the Company agreed to purchase the building at a discount in the event the landlord defaults on its financing arrangement with the lender. During Fiscal 2001 and Fiscal 2000, the Company paid $370 and $154, respectively, in lease payments for this facility. In addition, the Company incurred $1,889 for leasehold improvements. Under the restructuring plan implemented in Fiscal 2001, the Company will relocate its corporate headquarters to a smaller facility in Palm Beach. The landlord has agreed to reimburse the Company for $1,200 of the leasehold improvements.

Lease for Workflow Solutions Division Administrative Offices

         On December 21, 1998, the Company's Workflow Solutions Division entered into a lease with an entity owned and controlled by an executive officer of the Company for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space. During Fiscal 2001 and Fiscal 2000, the Company paid $292 and $197, respectively, in lease payments for this facility. In addition, the Company has incurred $925 for leasehold improvements.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


Lease for Envelope Manufacturing and Warehouse Facility

         On April 25, 1997, the Company's Envelope Division entered into a lease for manufacturing and warehouse space in New York, New York, with an entity owned and controlled by a former employee of the Company who, at the time of the lease signing, was an executive officer of the Company. The terms and conditions of the ten-year lease are based on the market value of the office space. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company paid $1,404, $1,418 and $1,418, respectively, in lease payments for this facility. In addition, the Company has incurred $897 for leasehold improvements.

Transactions with Kaufman & Canoles

         The Company has retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James II, a Director of the Company, is the President, a director and a shareholder of Kaufman & Canoles. During Fiscal 2001, Fiscal 2000 and Fiscal 1999, the Company paid $1,059, $1,053 and $1,341 in fees to Kaufman & Canoles for legal services, respectively.

Acquisition of Direct Pro LLC

         On November 30, 1998, the Company acquired all of the outstanding membership interests of Direct Pro LLC, a New York limited liability company for an aggregate purchase price of $7,039 consisting entirely of cash. Prior to its acquisition by the Company, Direct Pro LLC was 66 2/3% owned by an entity owned and controlled by former members of the Company's management, including one individual who was an executive officer of the Company at the time of the acquisition. The acquisition agreement with Direct Pro LLC contained an earn-out provision resulted in additional purchase consideration payable over the three-year period subsequent to the acquisition. During Fiscal 2001, the Company paid $658 in connection with this earn-out agreement. At April 30, 2001, no further obligation exists in connection with this earn-out agreement.

Subordinated Related Party Debt

         The Company entered into a subordinated debt agreement with certain members of the Company's management during Fiscal 1999 which was subsequently terminated during Fiscal 2001. See discussion of the transaction under "Note 11
- Debt."

Notes Receivable from Officers

         The Company has extended unsecured full recourse loans to certain members of the Company's management for the purchase, in the open market, of Company Common Stock by those individuals. See discussion of the transaction under "Note 16 - Stockholders' Equity".

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)


NOTE 21--QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following presents certain unaudited quarterly financial data for Fiscal 2001 and Fiscal 2000. The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year. The results for Fiscal 2000 include gains on the sale of securities of $2,971, $4,156 and $8,699 recorded in the second, third and fourth quarter, respectively.

                                                                       Fiscal 2001 Quarters
                                               ------------------------------------------------------------------
                                                     First       Second       Third        Fourth        Total
                                                     -----       ------       -----        ------        -----
Revenues....................................   $   141,829  $   149,226  $   155,188  $   157,035  $     603,278
Gross profit................................        41,200       44,116       44,219       44,193        173,728
Operating income............................         5,946        8,101        8,138       (2,655)        19,530
Income before extraordinary item............         1,518        2,757        2,772       (3,354)         3,693
Extraordinary item..........................                                      64                          64
Net income..................................         1,518        2,757        2,708       (3,354)         3,629

Net income per share:
   Basic:
    Income before extraordinary item........   $      0.12  $      0.21  $      0.21  $    (0.26)  $        0.29
    Extraordinary Item......................                                    0.00                        0.01
    Net income..............................          0.12         0.21         0.21       (0.26)           0.28
   Diluted:
    Income before extraordinary item........   $      0.11  $      0.21  $      0.21  $    (0.26)  $        0.28
    Extraordinary item......................                                    0.00                        0.00
    Net income..............................          0.11         0.21         0.21       (0.26)           0.28

Weighted average shares outstanding:
    Basic...................................        12,891       12,915       12,956       12,975         12,934
    Diluted.................................        13,564       12,925       13,005       13,032         13,131

                                                                        Fiscal 2000 Quarters
                                               ------------------------------------------------------------------
                                                     First       Second       Third        Fourth        Total
                                                     -----       ------       -----        ------        -----
Revenues....................................   $   118,462  $   131,760  $   138,478  $   158,361  $     547,061
Gross profit................................        34,865       38,430       40,078       46,504        159,877
Operating income............................         8,195        9,683        9,920        9,420         37,218
Income before extraordinary item............         3,437        5,721        6,868        8,538         24,564
Extraordinary item..........................                                                1,413          1,413
Net income..................................         3,437        5,721        6,868        7,125         23,151

Net income per share:
   Basic:
    Income before extraordinary item........   $      0.27  $      0.45  $      0.54  $      0.66  $        1.93
    Extraordinary item......................                                                 0.11           0.11
    Net income..............................          0.27         0.45         0.54         0.55           1.82
   Diluted:
    Income before extraordinary item........   $      0.26  $      0.43  $      0.48  $      0.60  $        1.76
    Extraordinary item......................                                                 0.10           0.10
    Net income..............................          0.26         0.43         0.48         0.50           1.66

Weighted average shares outstanding:
    Basic...................................        12,603       12,622       12,708       12,847         12,695
    Diluted.................................        13,462       13,443       14,410       14,324         13,910

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

NOTE 22 - SUBSEQUENT EVENT

         On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with certain lending institutions at no cost to the Company. The Swap's effective date is August 1, 2001 with a termination date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in Credit Facility debt for a fixed 3-month LIBOR of approximately 5.10% plus the Company's interest rate spread under the Credit Facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100,000 notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This Swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received.

                           WORKFLOW MANAGEMENT, INC.
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE THREE FISCAL YEARS ENDED APRIL 30, 2001
                                (In Thousands)

                                                Balance at   Charged to     Charged to                                     Balance
                                                 Beginning    Costs and       Other                                       at End of
      Description                   Date         of Period    Expenses       Accounts     Deductions           Date         Period
------------------------       --------------  ------------  -----------    ----------    -----------    ---------------  ---------
Allowance for doubtful
    accounts                   April 25, 1998        2,859         1,831        630(b)        (839)(a)    April 24, 1999    $4,481
                               April 24, 1999        4,481         1,036         19(b)      (1,345)(a)    April 30, 2000     4,191
                               April 30, 2000        4,191           945         12(b)      (1,121)(a)    April 30, 2001     4,027

Accumulated amortization
    of intangibles             April 25, 1998          860           779                       (19)(c)    April 24, 1999    $1,620
                               April 24, 1999        1,620         2,164         88(d)                    April 30, 2000     3,872
                               April 30, 2000        3,872         2,754                       (44)(c)    April 30, 2001     6,582

(a)  Represents write-offs of uncollectible accounts receivable
(b)  Allowance for doubtful accounts acquired in purchase acquisitions
(c)  Represents write-offs of intangible assets
(d)  Represents accumulated amortization acquired in purchase acquisitions

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

         The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 2001 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

         The 2001 Proxy Statement will be filed within 120 days after the end of the Company's 2001 fiscal year, as required by General Instruction G(3).

Item 10.  Directors and Executive Officers of the Registrant

         Information relating to directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11.  Executive Compensation

         Information regarding compensation of officers and directors of the Company will be set forth in the section entitled "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of certain of the Company's securities will be set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions with the Company will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         a.       Financial Statements and Schedules:

                  1.       Financial Statements (See Item 8. hereof.)

                  2.       Financial Statement Schedule (See Item 8. hereof.)

         b.       Reports on Form 8-K during the quarter ended April 30, 2001:

                  1.       None

         c.       Exhibits

                  The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

                                  Signatures
                                  ----------

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Palm Beach, State of Florida, on July 27, 2001.

                                 WORKFLOW MANAGEMENT, INC.


                                 By:  /s/ Thomas B. D'Agostino, Sr.
                                    ---------------------------------------
                                          Chairman of the Board

         In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes and appoints Thomas B. D'Agostino, Sr. and Michael L. Schmickle and each of them individually, his true and lawful attorney-in fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.

          Signature                                   Title                                 Date
          ---------                                   -----                                 ----
/s/ Thomas B. D'Agostino, Sr.            Chairman of the Board, Director,               July 27, 2001
------------------------------           President and Chief Executive Officer
Thomas B. D'Agostino                     (Principal Executive Officer)

/s/ Steve R. Gibson                      Director, Executive Vice President and         July 27, 2001
------------------------------           President of the Workflow Printing
Steve R. Gibson                          Division

/s/ Thomas B. D'Agostino, Jr.            Director, Executive Vice President and         July 27, 2001
------------------------------           President of the Workflow Solutions
Thomas B. D'Agostino, Jr.                Division.

/s/ Michael L. Schmickle                 Executive Vice President, Chief Financial      July 27, 2001
------------------------------           Officer, Secretary and Treasurer
Michael L. Schmickle                     (Principal Financial Officer and
                                         Principal Accounting Officer)

/s/ Thomas A. Brown, Sr.                 Director                                       July 27, 2001
------------------------------
Thomas A. Brown, Sr.

/s/ Gus J. James, II                     Director                                       July 27, 2001
------------------------------
Gus J. James, II

/s/ James J. Maiwurm                     Director                                       July 27, 2001
------------------------------
James J. Maiwurm

/s/ Peter J. Pakuris                     Director                                       July 27, 2001
------------------------------
Peter J. Pakuris

          Signature                        Title                                         Date
          ---------                        -----                                         ----

/s/ Roger J. Pearson                     Director                                    July 27, 2001
------------------------------
Roger J. Pearson

/s/ F. Craig Wilson                      Director                                    July 27, 2001
------------------------------
F. Craig Wilson

                                  EXHIBIT INDEX

3.1       Certificate of Incorporation of the Company. (Incorporated by                  *
          reference to the Registrant's Form S-1, Commission File No. 333-46535,
          as amended, previously filed with the Commission).

3.2       Certificate of Amendment of the Company's Certificate of                       *
          Incorporation. (Incorporated by reference to the Registrant's Form S-
          1, Commission File No. 333-46535, as amended, previously filed with the Commission).

3.3       Amended and Restated Bylaws of the Company. (Incorporated by reference         *
          to the Registrant's Form 10-Q/A, Commission File No. 0-24383,
          previously filed with the Commission on April 9, 1999).

4.1       Form of certificate representing shares of Common Stock (Incorporated          *
          by reference to the Registrant's Form S-1, Commission File No. 333-
          46535, as amended, previously filed with the Commission).

10.1      Form of Distribution Agreement among U.S. Office Products Company,             *
          Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant
          International, Inc. and School Specialty, Inc. (Incorporated by
          reference to the Registrant's Form S-1, Commission File No. 333-46535,
          as amended, previously filed with the Commission).

10.2      Form of Tax Allocation Agreement among U.S. Office Products Company,           *
          Workflow Management, Inc., Aztec Technology Partners, Inc., Navigant
          International, Inc. and School Specialty, Inc. (Incorporated by
          reference to the Registrant's Form S-1, Commission File No. 333-46535,
          as amended, previously filed with the Commission).

10.3      Form of Tax Indemnification Agreement among Workflow Management, Inc.,         *
          Aztec Technology Partners, Inc., Navigant International, Inc. and
          School Specialty, Inc. (Incorporated by reference to the Registrant's
          Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.4      Form of Employee Benefits Agreement among Workflow Management, Inc.,           *
          Aztec Technology Partners, Inc., Navigant International, Inc. and
          School Specialty, Inc. (Incorporated by reference to the Registrant's
          Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.5      Agreement dated as of January 24, 1997 between SFI Corp. and Thomas B.         *
          D'Agostino. (Incorporated by reference to the Registrant's Form S-1,
          Commission File No. 333-46535, as amended, previously filed with the
          Commission).

10.6      Agreement dated as of January 24, 1997 between Hano Document Printers,         *
          Inc. and Timothy L. Tabor. (Incorporated by reference to the
          Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.7      Services Agreement dated as of January 13, 1998 between U.S. Office            *
          Products Company and Jonathan J. Ledecky. (Incorporated by reference to the Registrant's Form S-1, Commission File No. 333-46535, as
          amended, previously filed with the Commission).

10.8      Form of Credit Agreement between Workflow Management, Inc., certain            *
          other borrowers and Bankers Trust Company, as Agent (Incorporated by
          reference to the Registrant's Form S-1, Commission File No. 333-46535,
          as amended, previously filed with the Commission).

10.9      Form of 1998 Stock Incentive Plan. (Incorporated by reference to the           *
          Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.10     Form of Executive Employment Agreement. (Incorporated by reference to          *
          the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.11     Form of Employment Agreement between Workflow Management, Inc. and             *
          Jonathan J. Ledecky. (Incorporated by reference to the Registrant's
          Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.12     Employment Agreement between Workflow Management, Inc. and Steven R.           *
          Gibson. (Incorporated by reference to the Registrant's Form S-1,
          Commission File No. 333-46535, as amended, previously filed with the
          Commission).

10.13     Employment Agreement between Workflow Management, Inc. and Claudia S.          *
          Amlie. (Incorporated by reference to the Registrant's Form S-1,
          Commission File No. 333-46535, as amended, previously filed with the
          Commission).

10.14     Amendment to Services Agreement dated as of June 8, 1998 between U.S.          *
          Office Products Company and Jonathan J. Ledecky. (Incorporated by
          reference to the Registrant's Form S-1, Commission File No. 333-46535,
          as amended, previously filed with the Commission).

10.15     Form of Software Source Code License Agreement between Workflow                *
          Management, Inc. and U.S. Office Products Company for Imagenet
          technology. (Incorporated by reference to the Registrant's Form S-1,
          Commission File No. 333-46535, as amended, previously filed with the
          Commission).

10.16     Employment Agreement dated June 11, 1998, between Workflow Management,         *
          Inc. and Thomas B. D'Agostino. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 24, 1998.)

10.17     Stock Option Award Agreement dated June 10, 1998, between Workflow             *
          Management, Inc. and Jonathan J. Ledecky. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 24, 1998.)

10.18     Stock Option Award Agreement dated June 10, 1998, between Workflow             *
          Management, Inc. and Thomas B. D'Agostino. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 24, 1998.)

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

10.21     Form Pledge Agreement for Executive Stock Loan Program. (Incorporated          *
          by reference to the Registrant's Form 10-Q, Commission File No. 0-
          24383, previously filed with the Commission on December 8, 1998.)

10.22     Stock Purchase Agreement dated October 5, 1998 between Workflow                *
          Management, Inc., Penn-Grover Envelope Corp. and Stuart Grover.
          (Incorporated by reference to the Registrant's Form 10-Q, Commission
          File No. 0-24383, previously filed with the Commission on December 8,
          1998.)

10.23     Stock Purchase Agreement dated October 21, 1998 between SFI of                 *
          Delaware, LLC, Danziger Graphics, Inc., H. Roy Danziger, Inc., Robert
          Danziger and Roy Danziger. (Incorporated by reference to the
          Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8, 1998.)

10.24     Stock Purchase Agreement dated November 30, 1998 between SFI of                *
          Delaware, LLC, Caltar, Inc., Jack Tarr and the Tarr Family Trust.
          (Incorporated by reference to the Registrant's Form 10-Q, Commission
          File No. 0-24383, previously filed with the Commission on December 8,
          1998.)

10.25     Stock Purchase Agreement dated November 30, 1998 between Workflow              *
          Management, Inc., Direct Pro LLC, Robert Sands, TLG Realty LLC,
          Richard Schlanger and Robert Fishbein. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8, 1998.)

10.26     Stock Purchase Agreement dated February 5, 1999, among Workflow                *
          Management, Inc., Premier Graphics, Inc., Stanley L. Pippin, Michael
          D. Snyder and Dean J. Murry. (Incorporated by reference to the
          Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.27     Stock Purchase Agreement dated February 12, 1999, among Workflow               *
          Management, Inc., Pacific-Admail, Inc., James G. Corey and Sharon
          Corey. (Incorporated by reference to the Registrant's Form 10-Q,
          Commission File No. 0-24383, previously filed with the Commission on
          March 8, 1999.)

10.28     Amendment and Restatement of Credit Agreement dated December 4, 1998           *
          among Workflow Management, Inc., Data Business Forms Limited, Bankers
          Trust Company, as Agent, and certain other lenders. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383,
          previously filed with the Commission on March 8, 1999.)

10.29     Subscription Agreement dated January 19, 1999 between Workflow                 *
          Management, Inc. and the Thomas B. and Elzbieta D'Agostino 1997
          Charitable Remainder Trust. (Incorporated by reference to the
          Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.30     Subscription Agreement dated January 19, 1999 between Workflow                 *
          Management, Inc. and Richard M. Schlanger. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.31     Subscription Agreement dated January 19, 1999 between Workflow                 *
          Management, Inc. and Robert Fishbein. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.32     12% Subordinate Promissory Note dated January 19, 1999 and form                *
          Warrant made by Workflow Management, Inc. and held by the Thomas B.
          and Elzbieta D'Agostino 1997 Charitable Remainder Trust. (Incorporated
          by reference to the Registrant's Form 10-Q, Commission File No. 0-
          24383, previously filed with the Commission on March 8, 1999.)

10.33     12% Subordinate Promissory Note dated January 19, 1999 and form                *
          Warrant made by Workflow Management, Inc. and held by Richard M.
          Schlanger. (Incorporated by reference to the Registrant's Form 10-Q,
          Commission File No. 0-24383, previously filed with the Commission on
          March 8, 1999.)

10.34     12% Subordinate Note dated January 19, 1999 and form Warrant made by           *
          Workflow Management, Inc. and held by Robert Fishbein. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-
          24383, previously filed with the Commission on March 8, 1999.)

10.35     Lease Agreement dated December 21, 1998 between D&C LLC and SFI of             *
          Delaware, LLC. (Incorporated by reference to the Registrant's Form 10-
          Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.36     Lease and Option Agreement dated January 8, 1999 between Workflow              *
          Management, Inc. and FJK-TEEJAY Limited. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.37     Agreement dated December 30, 1998, among Nationsbank, N.A., Workflow           *
          Management, Inc. and FJK-TEEJAY Limited. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.38     Severance Agreement dated January 19, 1999, between Workflow                   *
          Management, Inc. and Thomas B. D'Agostino. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.39     Severance Agreement dated January 19, 1999, between Workflow                   *
          Management, Inc. and Steven R. Gibson. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.40     Severance Agreement dated January 19, 1999, between Workflow                   *
          Management, Inc. and Claudia S. Amlie. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.41     Severance Agreement dated January 19, 1999, between Workflow                   *
          Management, Inc. and Thomas B. D'Agostino, Jr. (Incorporated by
          reference to the Registrant's Form 10-Q, Commission File No. 0-24383,
          previously filed with the Commission on March 8, 1999.)

10.42     Severance Agreement dated January 19, 1999, between Workflow                   *
          Management, Inc. and Richard M. Schlanger. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.45     Purchase Agreement dated March 1, 1999 between Data Business Forms             *
          Limited, Dale A. Hodgson, Sundog Printing Limited and 408446 Alberta,
          Inc. (Incorporated by reference to the Registrant's Form 10-K,
          Commission File No. 0-24383, previously filed with the Commission on
          July 20, 1999.)

10.46     Purchase Agreement dated March 1, 1999 between Data Business Forms             *
          Limited, Ray Remenda, Sundog Printing Limited and 517244 Alberta, Ltd.
          (Incorporated by reference to the Registrant's Form 10-K, Commission
          File No. 0-24383, previously filed with the Commission on July 20,
          1999.)

10.47     Stock Purchase Agreement dated March 18, 1999 between SFI of Delaware,         *
          LLC, JWC Acquisition Corp., Superior Graphics, Inc., Wesley Cheringal
          and John Cheringal. (Incorporated by reference to the Registrant's
          Form 10-K, Commission File No. 0-24383, previously filed with the
          Commission on July 20, 1999.)

10.48     Stock Purchase Agreement dated February 26, 1999 between Workflow              *
          Management, Inc., Workflow Management Acquisition Corp., Universal
          Folding Box Co., Inc. , Sanford L. Batkin and the Sanford L. Batkin
          Annuity Trust. (Incorporated by reference to the Registrant's Form 10-
          K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.49     Stock Purchase Agreement dated June 2, 1999 between SFI of Delaware,           *
          LLC, Graphic Management Corporation, Roger Kimps, Starlene Kimps,
          Rebecca Kaye, Rachael A. Kimps, and Ryan M. Kimps. (Incorporated by
          reference to the Registrant's Form 10-K, Commission File No. 0-24383,
          previously filed with the Commission on July 20, 1999.)

10.50     Employment Agreement dated April 1, 1999, between Workflow Management,         *
          Inc. and Thomas B. D'Agostino, Sr. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.51     Employment Agreement dated April 1, 1999, between Workflow Management,         *
          Inc. and Steven R. Gibson. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.52     Employment Agreement dated April 1, 1999, between Workflow Management,         *
          Inc. and Claudia S. Amlie. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.53     Employment Agreement dated April 1, 1999, between Workflow Management,         *
          Inc. and Thomas B. D'Agostino, Jr. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.54     Employment Agreement dated April 1, 1999, between Workflow Management,         *
          Inc. and Richard M. Schlanger. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.55     Severance Agreement dated April 1, 1999, between Workflow Management,          *
          Inc. and Thomas B. D'Agostino, Jr. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.56     Severance Agreement dated April 1, 1999, between Workflow Management,          *
          Inc. and Richard M. Schlanger. (Incorporated by reference to the
          Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.57     Employment Agreement, dated June 1, 1999, between Workflow Management,         *
          Inc., SFI of Delaware, LLC and Frederick Shaw. (Incorporated by
          reference to the Registrant's Form 10-K, Commission File No. 0-24383,
          previously filed with the Commission on July 20, 1999.)

10.58     Amended and Restated Credit Agreement, dated March 10, 2000, among             *
          Workflow Management, Inc., Data Business Forms Limited, Various
          Lending Institutions, Bank One, N.A., as Syndication Agent and Fleet
          National Bank, as Administrative Agent. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.59     Employment Agreement, dated March 20, 2000, between iGetSmart.com,             *
          Inc., a wholly owned subsidiary of Workflow Management, Inc., and
          Thomas B. D'Agostino, Jr. (Incorporated by reference to the
          Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.60     Employment Agreement, dated March 20, 2000, between Workflow                   *
          Management, Inc. and Claudia Saenz Amlie. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.61     Employment Agreement, dated March 20, 2000, between Workflow                   *
          Management, Inc. and Michael L. Schmickle. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.62     Purchase Agreement, dated March 23, 2000, between Workflow Management,         *
          Inc., Office Electronics, Inc. and its shareholders. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383,
          previously filed with the Commission on July 28, 2000.)

10.63     Employment Agreement, dated April 30, 2000, between Workflow                   *
          Management, Inc. and Thomas B. D'Agostino. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.64     Employment Agreement, dated April 30, 2000, between Workflow                   *
          Management, Inc. and Steve R. Gibson. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.65     Amendment No. 1 to Amended and Restated Credit Agreement, dated as of          *
          April 27, 2000, among Workflow Management, Inc., Data Business Forms
          Limited, Various Lending Institutions and Fleet National Bank, as
          Administrative Agent. (Incorporated by reference to the Registrant's
          Form 10Q Commission File No. 0-24383, previously filed with the
          Commission on December 15, 2000.)

10.66     Amendment No. 2 to Amended and Restated Credit Agreement, dated as of          *
          September 29, 2000, among Workflow Management, Inc., Data Business
          Forms Limited, Various Lending Institutions and Fleet National Bank,
          as Administrative Agent. (Incorporated by reference to the
          Registrant's Form 10Q, Commission File No. 0-24383, previously filed with the Commission on December 15, 2000.)

10.67     Amendment No. 3 to Amended and Restated Credit Agreement, dated as of          *
          December 6, 2000, among Workflow Management, Inc., Data Business Forms
          Limited, Various Lending Institutions and Fleet National Bank, as
          Administrative Agent. (Incorporated by reference to the Registrant's
          Form 10Q, Commission File No. 0-24383, previously filed with the
          Commission of December 15, 2000.)

**10.68   Severance Agreement, dated April 30, 2001, between Workflow
          Management, Inc. and Claudia S. Amlie.

**10.69   Employment Agreement, dated May 1, 2001, between Workflow Management,
          Inc. and Michael L. Schmickle.

**10.70   Amendment No. 1 Employment Agreement, dated May 1, 2001, between
          Workflow Management, Inc. and Steve R. Gibson.

**10.71   Amendment No. 1 Employment Agreement, dated May 1, 2001, between
          Workflow Management, Inc. and Thomas B. D'Agostino, Sr.

**10.72   Amendment No. 1 Employment Agreement, dated May 1, 2001, between
          Workflow Management, Inc. and Thomas B. D'Agostino, Jr.

**10.73   Severance Agreement, dated January 16, 2001, between Workflow
          Management, Inc. and Richard M. Schlanger.

**21.1    Subsidiaries of the Registrant.

**23.1    Consent of PricewaterhouseCoopers LLP

**24.1    Power of Attorney (appears on signature page hereto)

-----------------------------------------------

 * (Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

 **    Filed herewith.