Form 10-Q
period 2001-07-31
WORKFLOW MANAGEMENT INC
filed 2001-09-14
CIK 1055564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

     As of September 13, 2001, there were 13,019,232 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet.....................................       3
          July 31, 2001 (unaudited) and April 30, 2001

         Consolidated Statement of Income (unaudited)...................       4
          For the three months ended July 31, 2001 and July 31, 2000

         Consolidated Statement of Cash Flows (unaudited)...............       5
          For the three months ended July 31, 2001 and July 31, 2000

         Notes to Consolidated Financial Statements (unaudited).........       7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................      16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk......      22

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................      23

Signatures..............................................................      24

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           WORKFLOW MANAGEMENT, INC.
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)


                                                         July 31,    April 30,
ASSETS                                                     2001        2001
------                                                 -----------   --------
                                                       (Unaudited)
Current assets:
 Cash and cash equivalents                               $  3,490    $  2,126
 Accounts receivable, less allowance for doubtful
  accounts of $4,215 and $4,027, respectively              95,772      99,576
 Inventories                                               54,853      55,572
 Prepaid expenses and other current assets                 15,636      15,404
                                                         --------    --------
   Total current assets                                   169,751     172,678

Property and equipment, net                                52,307      56,423
Goodwill, net                                             116,807     111,457
Other intangible assets, net                                2,278       2,081
Other assets                                                8,930       8,462
Net assets held for sale                                                  900
                                                         --------    --------
   Total assets                                          $350,073    $352,001
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term debt                                         $    810    $    994
 Accounts payable                                          39,909      33,295
 Accrued compensation                                       9,285      13,053
 Accrued additional purchase consideration                  5,191      10,283
 Accrued restructuring costs                                2,019       3,586
 Other accrued liabilities                                 21,015      19,476
                                                         --------    --------
   Total current liabilities                               78,229      80,687

Long-term credit facility                                 167,499     171,065
Other long-term debt                                        2,703       4,266
Deferred income taxes                                       5,146       4,902
Other long-term liabilities                                 4,126       1,328
                                                         --------    --------
   Total liabilities                                      257,703     262,248
                                                         --------    --------

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none outstanding
 Common stock, $.001 par value, 150,000,000 shares
  authorized, 13,018,019 and 12,993,730 issued and
  outstanding, respectively                                    13          13
 Additional paid-in capital                                52,162      52,041
 Notes receivable from officers                            (4,820)     (4,820)
 Accumulated other comprehensive loss                      (3,429)     (3,627)
 Retained earnings                                         48,444      46,146
                                                         --------    --------
   Total stockholders' equity                              92,370      89,753
                                                         --------    --------
   Total liabilities and stockholders' equity            $350,073    $352,001
                                                         ========    ========

         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                 Three Months Ended
                                                --------------------
                                                July 31,   July 31,
                                                  2001       2000
                                                --------   --------

Revenues                                        $155,166   $141,829
Cost of revenues                                 111,213    100,629
                                                --------   --------
   Gross profit                                   43,953     41,200

Selling, general and administrative expenses      36,545     35,254
                                                --------   --------
   Operating income                                7,408      5,946

Interest expense                                   3,703      3,542
Interest income                                     (220)      (123)
Other income                                         (14)       (65)
                                                --------   --------

Income before provision for income taxes           3,939      2,592
Provision for income taxes                         1,641      1,074
                                                --------   --------
Net income                                      $  2,298   $  1,518
                                                ========   ========


Income per share:
   Basic                                        $   0.18   $   0.12
   Diluted                                      $   0.18   $   0.11

Weighted average common
 shares outstanding:
   Basic                                          13,002     12,891
   Diluted                                        13,069     13,564



          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                      --------------------
                                                                      July 31,   July 31,
                                                                        2001       2000
                                                                      --------   --------
Cash flows from operating activities:
 Net income                                                           $  2,298   $  1,518
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense                                 2,740      2,940
   Amortization of deferred financing costs                                161        136
   Cash paid for restructuring costs                                      (966)      (419)
   Changes in assets and liabilities (net of assets acquired
    and liabilities assumed in business combinations):
    Accounts receivable                                                  4,583     15,314
    Inventories                                                            849      1,287
    Prepaid expenses and other current assets                              240        365
    Accounts payable                                                     6,193     (8,524)
    Accrued liabilities                                                 (2,804)    (9,650)
                                                                      --------   --------
       Net cash provided by operating activities                        13,294      2,967
                                                                      --------   --------

Cash flows from investing activities:
 Cash paid in acquisitions, net of cash received                        (3,624)    (3,137)
 Cash paid for additional purchase consideration                        (7,043)    (6,288)
 Additions to property and equipment                                    (5,053)    (3,660)
 Cash received on the sale of property and equipment                     9,218         42
 Cash received for assets held for sale                                             6,781
 Other                                                                      (1)        21
                                                                      --------   --------
       Net cash used in investing activities                            (6,503)    (6,241)
                                                                      --------   --------

Cash flows from financing activities:
 Proceeds from credit facility borrowings                               48,111     31,690
 Payments of credit facility borrowings                                (52,058)   (30,581)
 Payments of other long-term debt                                       (1,222)      (226)
 (Payments) proceeds from short-term debt, net                            (157)     2,457
 Payments of deferred financing costs                                     (221)
 Proceeds from common stock issued under employee benefit programs         116        284
 Issuance of common stock to outside directors                               5         25
                                                                      --------   --------
       Net cash (used in) provided by financing activities              (5,426)     3,649
                                                                      --------   --------

Effect of exchange rates on cash and cash equivalents                       (1)        (4)
                                                                      --------   --------
Net increase in cash and cash equivalents                                1,364        371
Cash and cash equivalents at beginning of period                         2,126      2,851
                                                                      --------   --------
Cash and cash equivalents at end of period                            $  3,490   $  3,222
                                                                      ========   ========

                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                  (Continued)
                                                      Three Months Ended
                                                      ------------------
                                                      July 31,  July 31,
                                                        2001      2000
                                                      --------  --------
Supplemental disclosures of cash flow information:

 Interest paid                                        $  3,283  $  4,000
 Income taxes paid                                    $  2,552  $  5,272

During the three months ended July 31, 2001 and July 31, 2000, the Company paid a total of $10,667 and $9,425, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and other acquisition costs are presented as follows:
                                                            Three Months Ended
                                                            --------------------
                                                            July 31,   July 31,
                                                              2001       2000
                                                            --------   --------

 Accounts receivable                                         $   739     $
 Inventories                                                      31
 Property and equipment                                           65       (323)
 Intangible assets                                             3,373      5,303
 Accounts payable                                               (348)
 Accrued liabilities                                           6,807      4,445
                                                             -------     ------
   Net assets acquired                                       $10,667     $9,425
                                                             =======     ======

Non-cash transactions:

 .    During the three months ended July 31, 2001 and July 31, 2000, the Company accrued an additional $1,951 and $1,844, respectively, as additional purchase consideration for earn-outs.

 .    During the three months ended July 31, 2000, the Company recorded additional paid-in capital of $6 related to the tax benefit of stock options exercised.



          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 1 - NATURE OF BUSINESS
---------------------------

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading provider of end-to-end solutions, providing a variety of custom print products and office supplies and related management services to more than 40,000 businesses in the United States, Canada and Puerto Rico. The Company is comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies and 2) the Workflow Printing Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 3,200 persons and has 21 manufacturing facilities in 6 states and 4 Canadian provinces, 18 distribution centers, 7 print-on-demand centers and 73 sales offices.


NOTE 2 -  BASIS OF PRESENTATION
-------------------------------

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

     As used in the Notes to Consolidated Financial Statements, "Fiscal 2002", "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2002, April 30, 2001, April 30, 2000 and April 24, 1999, respectively.

     In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001.


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:

                                         July 31,  April 30,
                                           2001       2001
                                         --------  ---------

Raw materials                            $ 14,883  $  15,480
Work-in-process                             8,809      8,595
Finished goods                             31,161     31,497
                                         --------  ---------
 Total inventories                       $ 54,853  $  55,572
                                         ========  =========

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

     The Company entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239,500 available for working capital and acquisition purposes. The Credit Facility, as amended through July 31, 2001, is composed of a $190,000 revolver, including a $46,300 sublimit for Canadian borrowings, and a $49,500 amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10,000 to $180,000. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior, Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At July 31, 2001, the Total Leverage Ratio calculated under the Credit Facility was 3.38 to 1.0. The Company could borrow an additional $18,003 under the Credit Facility for working capital purposes and remain in compliance with the facility. At July 31, 2001, the Company had $167,499 outstanding under the Credit Facility, at an annual interest rate of approximately 7.25%, and up to $72,001 available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above. During the three months ended July 31, 2001, the Company incurred $3,686 in interest expense relating to the Credit Facility.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thcousands, except per share amounts)
                                  (Unaudited)



NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the three months ended July 31, 2001 were as follows:

Stockholders' equity balance at April 30, 2001                      $89,753
Issuance of common stock in conjunction with:
 Employee stock purchase program                                        116
 Fees paid to outside members of the Company's Board of Directors         5
Comprehensive income                                                  2,496
                                                                    -------
Stockholders' equity balance at July 31, 2001                       $92,370
                                                                    =======

Comprehensive Income

The components of comprehensive income are as follows:

                                                Three Months Ended
                                                ------------------

                                                July 31,  July 31,
                                                  2001      2000
                                                --------  --------

Net income                                      $  2,298  $  1,518
Other comprehensive income:
 Foreign currency translation adjustment             198    (1,098)
                                                --------  --------
Comprehensive income                            $  2,496  $    420
                                                ========  ========

Notes Receivable from Officers

     During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors ("Stock Loans") for the purchase, in the open market, of the Company's common stock by those individuals. The Stock Loans are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003. Upon a change of control of the Company, prior to maturity, as defined in the notes, the principal amount and accrued interest outstanding under the Stock Loans will be forgiven. At July 31, 2001, $4,820 and $544 in principal and interest, respectively, were outstanding.

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

                                           Three Months Ended
                                           ------------------

                                           July 31,  July 31,
                                             2001      2000
                                           -------   --------
Earnings per share:

Net Income                                 $ 2,298   $  1,518
                                           =======   ========

Weighted average number of:
 Common shares outstanding                  13,002     12,891
 Potentially dilutive shares*                   67        673
                                           -------   --------
  Total                                     13,069     13,564
                                           =======   ========

Basic earnings per share                   $  0.18   $   0.12
                                           =======   ========

Diluted earnings per share                 $  0.18   $   0.11
                                           =======   ========


* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,495 and 1,236 shares of common stock were anti-dilutive and outstanding during the three months ended July 31, 2001 and July 31, 2000, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 7 - BUSINESS COMBINATIONS
------------------------------

     During the three month period ended July 31, 2001, the Company completed two business combinations, which were accounted for under the purchase method for an aggregate purchase price of $3,624 consisting entirely of cash. The total assets related to these acquisitions were $4,208, including goodwill and other intangible assets of $3,373. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     During Fiscal 2001, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $25,200. The total assets related to these acquisitions during Fiscal 2001 were $50,775 including intangible assets of $31,626. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     The majority of the Company's historical acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. During Fiscal 2001, the Company paid $7,698 for additional purchase consideration. During the three months ended July 31, 2001, the Company paid another $7,043 for these earn-out provisions and has an additional $5,191 accrued for these earn-outs at July 31, 2001. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at July 31, 2001.

     Following the Company's Fiscal 2000 acquisition of Office Electronics, Inc. ("OEI"), the Company sold certain of OEI's manufacturing divisions and related assets. Net cash proceeds from these divested assets and divisions totaled $9,764 and $350 during Fiscal 2001 and the three months ended July 31, 2001, respectively.

     The following presents the unaudited pro forma results of operations of the Company for the three months ended July 31, 2001 and July 31, 2000, as if the purchase acquisitions completed since the beginning of Fiscal 2001 had been consummated at the beginning of Fiscal 2001. The pro forma results of operations include certain pro forma adjustments including the additional interest expense for the initial cash consideration and the reductions in executive compensation at the acquired companies of $69 and $117 for the three months ended July 31, 2001 and July 31, 2000, respectively.

                                 Three Months Ended
                                 ------------------
                                 July 31,  July 31,
                                   2001      2000
                                 --------  --------

Revenues                         $155,629  $156,549
Net income                          2,360     1,730

Earnings per share:
 Basic                           $   0.18  $   0.13
 Diluted                             0.18      0.13

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestiture occurred at the beginning of Fiscal 2001 or the results that may occur in the future.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 8 - RESTRUCTURING COSTS
----------------------------

     During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its' reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $966 for severance and utilized an additional $601 for facility closures and asset write-downs associated with this plan during the three months ended July 31, 2001.

     Under the restructuring plan implemented during Fiscal 2001, the Company intended to terminate and provide severance benefits to 100 employees. During the fiscal year ended April 30, 2001 and the three months ended July 31, 2001, the Company terminated and provided severance benefits to 31 and 62 employees, respectively. The Company anticipates that the remaining 7 out of 100 employees will be terminated within Fiscal 2002. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

     The following table sets forth the Company's accrued restructuring costs for the three months ended July 31, 2001.

                                                                      Facility       Severance    Other Asset
                                                                    Closure and         and        Writedowns
                                                                   Consolidation   Terminations    and Costs     Total
                                                                   --------------  -------------  ------------  --------

Balance at April 30, 2001........................................  $       1,622   $      1,389   $       575   $ 3,586
   Utilizations..................................................         (1,031)          (521)          (15)   (1,567)
                                                                   -------------   ------------   -----------   -------

Balance at July 31, 2001.........................................  $         591   $        868   $       560   $ 2,019
                                                                   =============   ============   ===========   =======

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001, must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 requires that the Company discontinue the amortization of goodwill.

     Early adoption of SFAS No. 142 is allowed for those companies with fiscal years beginning after March 15, 2001. The Company has adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of the Company's Fiscal Year 2002. Pursuant to the transition provisions of SFAS No. 142, the Company has six months from the date of adoption to perform an impairment test of goodwill as of that date. If it is determined that goodwill was impaired at May 1, 2001, the Company must immediately recognize the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). SFAS No. 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment. The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share:


                                        Three Months Ended
                                        ------------------
                                         July 31,  July 31,
                                           2001      2000
                                         -------   -------
Net income:
 Reported net income                     $ 2,298   $ 1,518
 Add:  Goodwill amortization                           369
                                         -------
 Adjusted net income                     $ 2,298   $ 1,887
                                         =======   =======

Basic earnings per share:
 Reported net income                     $  0.18   $  0.12
 Add:  Goodwill amortization                          0.03
                                         -------
 Adjusted net income                     $  0.18   $  0.15
                                         =======   =======

Diluted earnings per share:
 Reported net income                     $  0.18   $  0.11
 Add:  Goodwill amortization                          0.03
                                         -------   -------
 Adjusted net income                     $  0.18   $  0.14
                                         =======   =======

Weighted average shares outstanding:
 Basic                                    13,002    12,891
 Diluted                                  13,069    13,564

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 10 - SEGMENT REPORTING
---------------------------

     The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Chief Executive Officer, the Company's operating division Presidents and the Company's Chief Financial Officer. Operating segments of the Company are defined primarily by the segment operation's core business function whether it is: a) the procurement and subsequent distribution of product to the customer, or b) the sale of an internally manufactured product to the customer. The Company has determined that its operating activities consist of two reportable operating segments: the Company's Workflow Solutions Division and the Company's Workflow Printing Division.

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

Operating Segments

     The following table sets forth information as to the Company's reportable operating segments:

                                Three Months Ended
                                ------------------
                                July 31,   July 31,
                                  2001       2000
                                --------   --------
Revenues:
 Workflow Solutions Division    $ 74,885   $ 65,513
 Workflow Printing Division       83,278     78,716
 Intersegment                     (2,997)    (2,400)
                                --------   --------
  Total                         $155,166   $141,829
                                ========   ========

Operating income:
 Workflow Solutions Division    $  4,183   $  3,108
 Workflow Printing Division        4,594      5,496
 Corporate                        (1,369)    (2,658)
                                --------   --------
  Total                         $  7,408   $  5,946
                                ========   ========


                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                          July 31,  April 30,
                                                            2001       2001
                                                          --------  ---------
Identifiable assets (at period end):
 Workflow Solutions Division                              $140,019  $ 139,184
 Workflow Printing Division                                185,303    196,865
 Corporate                                                  24,751     15,952
                                                          --------  ---------
   Total                                                  $350,073  $ 352,001
                                                          ========  =========

Geographic Segments

  The following table sets forth information as to the Company's operations in its different geographic segments:

                                                          Three Months Ended
                                                          -------------------
                                                          July 31,   July 31,
                                                            2001       2000
                                                          --------   --------
Revenues:
 United States                                            $119,009   $103,747
 Canada                                                     33,676     35,681
 Puerto Rico                                                 2,481      2,401
                                                          --------   --------
   Total                                                  $155,166   $141,829
                                                          ========   ========

Operating income:
 United States                                            $  4,015   $  2,536
 Canada                                                      2,940      3,025
 Puerto Rico                                                   453        385
                                                          --------   --------
   Total                                                  $  7,408   $  5,946
                                                          ========   ========

                                                          July 31,  April 30,
                                                              2001       2001
                                                          --------  ---------
Identifiable assets (at period end):
 United States                                            $291,627  $ 292,373
 Canada                                                     54,937     56,573
 Puerto Rico                                                 3,509      3,055
                                                          --------  ---------
   Total                                                  $350,073  $ 352,001
                                                          ========  =========

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


Introduction

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading provider of end-to-end solutions, providing a variety of custom print products and office supplies and related management services to more than 40,000 businesses in the United States, Canada and Puerto Rico. The Company is comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies and 2) the Workflow Printing Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 3,200 persons and has 21 manufacturing facilities in 6 states and 4 Canadian provinces, 18 distribution centers, 7 print-on-demand centers and 73 sales offices.

     As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2002" and "Fiscal 2001" refer to the Company's fiscal years ending April 30, 2002 and ended April 30, 2001, respectively.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 30, 2001 included in the Company's Annual Report on Form 10-K.

Consolidated Results of Operations

  Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

     Consolidated revenues increased 9.4%, from $141.8 million for the three months ended July 31, 2000, to $155.2 million for the three months ended July 31, 2001. The Company's Workflow Solutions Division revenues increased by $9.4 million or 14.3% and its Workflow Printing Division revenues increased by $4.6 million or 5.8% when comparing the three months ended July 31, 2001 to the three months ended July 31, 2000. The increase in both the Workflow Solutions Division and Workflow Printing Division was due entirely to the Company's business combinations consummated after July 31, 2000. During the three months ended July 31, 2001, the Company experienced a 2.2% and a 4.8% internal decline in revenues at the Workflow Solutions and Workflow Printing Divisions, respectively, when looking at only those entities that the Company had acquired prior to May 1, 2000. This internal decline in revenues was a result of the slow domestic economy during the three months ended July 31, 2001. Revenues for the three months ended July 31, 2001, include revenues from ten companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 2001 (the "Purchased Companies").

     International revenues decreased 5.6%, from $35.7 million, or 25.2% of consolidated revenues, for the three months ended July 31, 2000, to $33.7 million, or 21.7% of consolidated revenues, for the three months ended July 31, 2001. This decrease in international revenues is a result of a decline in the value of the Canadian dollar and a slower Canadian economy during the three months ended July 31, 2001.

     Gross profit increased 6.7%, from $41.2 million, or 29.0% of revenues, for the three months ended July 31, 2000, to $44.0 million, or 28.3% of revenues, for the three months ended July 31, 2001. The increase in gross profit was primarily due to the Purchased Companies. The decrease in gross profit as a percentage of revenues was due to the Workflow Printing Division's commercial printing, direct mail and envelope operations as each of these product lines have experienced pressure on their gross margins as a result of competition and low volumes, which exposed more fixed manufacturing overhead.

     Selling, general and administrative expenses increased 3.7%, from $35.3 million, or 24.9% of revenues, for the three months ended July 31, 2000, to $36.5 million, or 23.6% of revenues, for the three months ended July 31, 2001. The increase in selling, general and administrative expenses was due to the Purchased Companies. As a percentage of revenues, selling, general and administrative expenses decreased due to the significant cost savings associated with the Company's restructuring plan implemented during the fourth quarter of Fiscal 2001, which reduced expenses by approximately $1.0 million in the three months ended July 31, 2001 and a decrease in goodwill amortization expense of approximately $698,000 as the Company adopted Financial Accounting Standards Statement ("FASB") No. 142, accounting for "Goodwill and Other Intangible Assets", which provides that goodwill and indefinite lived intangible assets will no longer be amortized (See "Note 9 to the Company's Consolidated Financial Statements").

     Interest expense, net of interest income, increased 1.9%, from $3.4 million for the three months ended July 31, 2000, to $3.5 million for the three months ended July 31, 2001. This increase in net interest expense was due entirely to the increased level of debt outstanding during the three months ended July 31, 2001 when compared to the level of debt outstanding for the three months ended July 31, 2000.

     Other income decreased 78.5% from $65,000 for the three months ended July 31, 2000, to $14,000 for the three months ended July 31, 2001. Other income or expense primarily represents the gains or losses on the sale of property, plant and equipment or the effects of non-operating, miscellaneous items.

     Provision for income taxes increased 52.8% from $1.1 million for the three months ended July 31, 2000 to $1.6 million for the three months ended July 31, 2001, reflecting effective income tax rates of 41.4% and 41.7%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

Liquidity and Capital Resources

     At July 31, 2001, the Company had working capital of $91.5 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at July 31, 2001 was approximately $262.6 million.

     Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at July 31, 2001, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

     Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $7.5 million for new equipment and maintenance.

     During the three months ended July 31, 2001, net cash provided by operating activities was $13.3 million. Net cash used in investing activities was $6.5 million, including $7.0 million used for additional purchase consideration, $5.1 million used for capital expenditures and $3.6 million used for acquisitions, which were partially offset by the net proceeds of $9.2 million received on the sale of property and equipment. Net cash used by financing activities was $5.4 million, which was mainly comprised of $3.9 million in net payments by the Company on its revolving credit facility used primarily to fund acquisition activity.

     During the three months ended July 31, 2000, net cash provided by operating activities was $3.0 million. Net cash used in investing activities was $6.2 million, including $6.3 million used for additional purchase consideration, $3.1 million used for acquisitions, $3.7 million used for capital expenditures, which were partially offset by the collection of $6.8 million for net assets held for sale. Net cash provided by financing activities was $3.6 million, which included $1.1 million in net borrowings by the Company on its revolving credit facility to primarily pay for the additional purchase considerations due under the earn-outs agreements, $0.2 million in payments of other long-term debt and $2.5 in net proceeds of short-term debt.

     Workflow Management has significant operations in Canada. Revenues from the Company's Canadian operations accounted for approximately 21.7% of the Company's total revenues for the three months ended July 31, 2001. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

     The Company entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239.5 million available for working capital and acquisition purposes. The Credit Facility, as amended through July 31, 2001, is composed of a $190.0 million revolver, including a $46.3 million sublimit for Canadian borrowings, and a $49.5 million amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10.0 million to $180.0 million. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants, which include a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior, Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to
1.0. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At July 31, 2001, the Total Leverage Ratio calculated under the Credit Facility was 3.38 to 1.0. The Company could borrow an additional $18.0 million under the Credit Facility for working capital purposes and remain in compliance with the facility. At September 7, 2001, the Company had $176.1 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.75%, and up to $63.4 million available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above. During the three months ended July 31, 2001, the Company incurred $3.7 million in interest expense relating to the Credit Facility.

     Under the terms of a stock distribution agreement (the "Distribution Agreement") entered into between the Company and U.S. Office Products in June 1998 when the Company was spun-off from U.S. Office Products (the "Workflow Distribution"), the Company is obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the spin-off, including liabilities under federal securities laws (the "Indemnification Obligation"). This Indemnification Obligation is reduced by any insurance proceeds actually recovered in respect of the Indemnification Obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products at the same time.

     U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the spin-off. The Company has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Indemnification Obligation, but the Company believes that certain liabilities and costs associated with these lawsuits (up to a maximum of $1.75 million) may to be subject to the Company's Indemnification Obligation. Nevertheless, the Company does not presently anticipate that the Indemnification Obligation will have a material adverse effect on the Company. On March 5, 2001, U.S. Office Products and most of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company cannot predict whether U.S. Office Products' bankruptcy proceedings will increase the likelihood that U.S. Office Products will pursue indemnification claims against the Company for Liabilities resulting from the various lawsuits described above.

     The Company entered into a sale-leaseback transaction involving its five Company-owned buildings during the three months ended July 31, 2001 to reduce its leverage. Net cash proceeds to the Company after taxes and fees associated with this transaction are expected to be approximately $6.7 million. The entire net proceeds were used to pay down debt.

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

Inflation

     The Company does not believe that inflation has had a material impact on its results of operations during the three month periods ended July 31, 2001 and July 31, 2000, respectively.

New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000 ("SFAS No. 133 as Amended"), effective for the Company's fiscal year beginning January 1, 2001. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Effective May 1, 2001, the Company has implemented SFAS No. 133 as Amended. As of the three months ended July 31, 2001, SFAS No. 133 as Amended had no impact on the consolidated financial statements.

Factors Affecting the Company's Business

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

     Risks Related to Acquisition Financing; Additional Dilution. Workflow Management currently intends to finance its future acquisitions by using cash, borrowed funds, shares of the Company's common stock (the "Company Common Stock") or a combination thereof. If the Company Common Stock does not maintain a sufficient market value, if the price of Company Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Company Common Stock as part of the consideration for the sale of their businesses, Workflow Management may not be able to consummate acquisitions using Company Common Stock as consideration. Since the Workflow Distribution, the Company has completed all of its acquisitions using cash consideration. If Workflow

Management does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings.

     Material Amount of Goodwill. Approximately $119.1 million, or 34.0% of the Company's total assets as of July 31, 2001, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Due to the newly issued Financial Accounting Standards Board Statement ("FASB") No. 142, the Company no longer deducts goodwill amortization against earnings. The Company adopted Statement No. 142 effective May 1, 2001, which is the first day of Fiscal 2002. For all fiscal years prior to Fiscal 2002, the Company amortized goodwill using a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. Under the new FASB Statement No. 142 and as previously required, the Company must periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the write down of goodwill could have a material and adverse impact upon the Company's net income or the market price of the Company Common Stock.

     Risks Associated with Canadian Operations. Workflow Management has significant operations in Canada. Revenues from the Company's Canadian operations accounted for approximately 21.7% and 24.0% of the Company's total revenues for the three months ended July 31, 2001 and the fiscal year ended April 30, 2001, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at July 31, 2001.

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

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.1 Amendment No. 4 to Amended and Restated Credit Agreement, dated as of July 26, 2001 among, Workflow Management Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as Administrative Agent.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WORKFLOW MANAGEMENT, INC.



   September 14, 2001              By: /s/ Thomas B. D'Agostino, Sr.
------------------------              ------------------------------
         Date                      Thomas B. D'Agostino, Sr.
                                   Chairman of the Board, Director, President
                                   and Chief Executive Officer (Principal
                                   Executive Officer)


   September 14, 2001            By: /s/ Michael L. Schmickle
------------------------            -------------------------
         Date                      Michael L. Schmickle
                                   Executive Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)