Form 10-Q
period 2001-10-31
WORKFLOW MANAGEMENT INC
filed 2001-12-14
CIK 1055564

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

     As of December 4, 2001, there were 13,054,452 shares of common stock outstanding.

                           WORKFLOW MANAGEMENT, INC.
                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet...............................................................       3
       October 31, 2001 (unaudited) and April 30, 2001

      Consolidated Statement of Income (unaudited).............................................       4
       For the three and six months ended October 31, 2001 and October 31, 2000

      Consolidated Statement of Cash Flows (unaudited).........................................       5
       For the three and six months ended October 31, 2001 and October 31, 2000

      Notes to Consolidated Financial Statements (unaudited)...................................       7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................................      16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................      24


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................      25

Item 6.  Exhibits and Reports on Form 8-K......................................................      25


Signatures.....................................................................................      26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                         October 31,   April 30,
ASSETS                                                      2001         2001
------                                                   ----------    --------
                                                         (Unaudited)
Current assets:
 Cash and cash equivalents                                $  2,788    $  2,126
 Accounts receivable, less allowance for doubtful
  accounts of $4,929 and $4,027, respectively              101,141      99,576
 Inventories                                                54,129      55,572
 Prepaid expenses and other current assets                  14,387      15,404
                                                          --------    --------
   Total current assets                                    172,445     172,678

Property and equipment, net                                 50,744      56,423
Goodwill, net                                              119,726     111,457
Other intangible assets, net                                 1,743       2,081
Other assets                                                 9,446       8,462
Net assets held for sale                                                   900
                                                          --------    --------
   Total assets                                           $354,104    $352,001
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Short-term debt                                          $    621    $    994
 Accounts payable                                           47,022      33,295
 Accrued compensation                                       10,778      13,053
 Accrued additional purchase consideration                   5,320      10,283
 Accrued restructuring costs                                 1,554       3,586
 Other accrued liabilities                                  21,676      19,476
                                                          --------    --------
   Total current liabilities                                86,971      80,687

Long-term credit facility                                  161,304     171,065
Other long-term debt                                         1,818       4,266
Deferred income taxes                                        5,091       4,902
Long-term swap contract liability                            5,002
Other long-term liabilities                                  3,893       1,328
                                                          --------    --------
   Total liabilities                                       264,079     262,248
                                                          --------    --------

Stockholders' equity:
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized, none outstanding
 Common stock, $.001 par value, 150,000,000 shares
  authorized, 13,052,786 and 12,993,730 issued and
  outstanding, respectively                                     13          13
 Additional paid-in capital                                 52,256      52,041
 Notes receivable from officers                             (4,820)     (4,820)
 Accumulated other comprehensive loss                       (7,292)     (3,627)
 Retained earnings                                          49,868      46,146
                                                          --------    --------
   Total stockholders' equity                               90,025      89,753
                                                          --------    --------
   Total liabilities and stockholders' equity             $354,104    $352,001
                                                          ========    ========


         See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                 --------------------------  ---------------------------
                                                  October 31,   October 31,   October 31,   October 31,
                                                     2001          2000          2001          2000
                                                 ------------  ------------  ------------  ------------
Revenues                                           $160,309      $149,226      $315,475      $291,055
Cost of revenues                                    116,313       105,110       227,526       205,739
                                                   --------      --------      --------      --------
   Gross profit                                      43,996        44,116        87,949        85,316

Selling, general and administrative expenses         38,218        36,015        74,763        71,269
                                                   --------      --------      --------      --------
   Operating income                                   5,778         8,101        13,186        14,047

Interest expense                                      3,292         3,651         6,995         7,194
Interest income                                        (239)         (146)         (459)         (269)
Other expense (income)                                  292          (129)          278          (195)
                                                   --------      --------      --------      --------

Income before provision for income taxes              2,433         4,725         6,372         7,317
Provision for income taxes                            1,010         1,968         2,651         3,041
                                                   --------      --------      --------      --------
Net income                                         $  1,423      $  2,757      $  3,721      $  4,276
                                                   ========      ========      ========      ========

Income per share:
   Basic                                           $   0.11      $   0.21      $   0.29      $   0.33
   Diluted                                         $   0.11      $   0.21      $   0.28      $   0.32


Weighted average common
 shares outstanding:
   Basic                                             13,030        12,915        13,016        12,903
   Diluted                                           13,072        12,925        13,071        13,244


          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                         --------------------------
                                                                         October 31,    October 31,
                                                                             2001           2000
                                                                         -----------    -----------
Cash flows from operating activities:
 Net income                                                              $  3,721      $  4,276
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization expense                                    5,474         5,887
   Cash paid for restructuring costs                                       (1,197)         (673)
   Amortization of deferred financing costs                                   343           277
   Changes in assets and liabilities (net of assets acquired
    and liabilities assumed in business combinations):
    Accounts receivable                                                    (1,329)        6,865
    Inventories                                                             1,128        (3,416)
    Prepaid expenses and other current assets                               2,165          (273)
    Accounts payable                                                       13,504         4,799
    Accrued compensation and other accrued liabilities                       (959)       (3,817)
                                                                         --------      --------
       Net cash provided by operating activities                           22,850        13,925
                                                                         --------      --------

Cash flows from investing activities:
 Cash paid in acquisitions, net of cash received                           (3,871)       (6,940)
 Cash paid for additional purchase consideration                           (9,241)       (6,478)
 Additions to property and equipment                                       (7,372)       (5,121)
 Cash received for net assets held for sale                                               6,909
 Cash collection of note receivable issued with sale of subsidiary            854
 Cash received on the sale of property and equipment                        9,952           235
                                                                         --------      --------
       Net cash used in investing activities                               (9,678)      (11,395)
                                                                         --------      --------

Cash flows from financing activities:
 Proceeds from credit facility borrowings                                  86,479        60,506
 Payments of credit facility borrowings                                   (96,495)      (59,156)
 Payments of other long-term debt                                          (2,146)         (423)
 Payments of short-term debt, net                                            (288)       (2,466)
 Payments of deferred financing costs                                        (242)          (39)
 Issuance of notes receivable to officers                                                (2,817)
 Proceeds from common stock issued under employee benefit programs            206           475
 Issuance of common stock to outside directors                                 10            55
                                                                         --------      --------
       Net cash used in financing activities                              (12,476)       (3,865)
                                                                         --------      --------

Effect of exchange rates on cash and cash equivalents                         (34)            5
                                                                         --------      --------
Net increase (decrease) in cash and cash equivalents                          662        (1,330)
Cash and cash equivalents at beginning of period                            2,126         2,851
                                                                         --------      --------
Cash and cash equivalents at end of period                               $  2,788      $  1,521
                                                                         ========      ========



                                  (Continued)

                           WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                  (Continued)


                                                            Six Months Ended
                                                        ------------------------
                                                        October 31,  October 31,
                                                            2001         2000
                                                        -----------  -----------
Supplemental disclosures of cash flow information:

 Interest paid                                          $   6,173    $   6,898
 Income taxes paid                                      $   4,210    $   7,248

During the six months ended October 31, 2001 and October 31, 2000, the Company paid a total of $13,112 and $13,418, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and other acquisition costs are presented as follows:

                                                            Six Months Ended
                                                        ------------------------
                                                        October 31,  October 31,
                                                            2001         2000
                                                        -----------  -----------
 Accounts receivable                                    $     739    $   3,146
 Inventories                                                   31          514
 Prepaid expenses and other current assets                                 384
 Property and equipment                                        65          345
 *Intangible assets                                        12,861       11,793
 Other assets                                                              158
 Accounts payable                                            (348)      (1,481)
 Accrued compensation and other accrued liabilities          (236)      (1,398)
 Long-term debt                                                            (43)
                                                        ---------    ---------
   Net assets acquired                                  $  13,112    $  13,418
                                                        =========    =========

  *Due to the accrual of earn-out provisions, cash paid for intangible assets of $12,861 and $11,793 for the six months ended October 31, 2001 and October 31, 2000, respectively, represents only actual cash paid during the periods presented and therefore does not equal the change in intangible assets from period to period.

Non-cash transactions:

 .  During the six months ended October 31, 2001 and October 31, 2000, the
   Company accrued $4,278 and $4,146, respectively, as additional purchase consideration for earn-outs.

 . During the six months ended October 31, 2000, the Company recorded additional paid-in capital of $6 related to the tax benefit of stock options exercised.





          See accompanying notes to consolidated financial statements.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 1 - NATURE OF BUSINESS
---------------------------

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading provider of end-to-end solutions, providing a variety of custom print products and office supplies and related management services to businesses in the United States, Canada and Puerto Rico. The Company is comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies and 2) the Workflow Printing Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 3,100 persons and has 21 manufacturing facilities in 6 states and 4 Canadian provinces, 18 distribution centers, 7 print-on-demand centers and 73 sales offices.


NOTE 2 -  BASIS OF PRESENTATION
-------------------------------

  The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

     As used in the Notes to Consolidated Financial Statements, "Fiscal 2002", "Fiscal 2001" and "Fiscal 2000" refer to the Company's fiscal years ending April 30, 2002, April 30, 2001 and April 30, 2000, respectively.

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

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)


NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:
                                         October 31,  April 30,
                                             2001       2001
                                         -----------  ---------
Raw materials                            $    14,004  $  15,480
Work-in-process                                9,636      8,595
Finished goods                                30,489     31,497
                                         -----------  ---------
 Total inventories                       $    54,129  $  55,572
                                         ===========  =========

NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

     The Company entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239,250 available for working capital and acquisition purposes. The Credit Facility, as amended, is composed of a $190,000 revolver, including a $46,300 sublimit for Canadian borrowings, and a $49,250 amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10,000 to $180,000. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants which include a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior, Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. At October 31, 2001, the Total Leverage Ratio calculated under the Credit Facility was 3.63 to 1.0. The Company could borrow an additional $5,343 under the Credit Facility for working capital purposes and remain in compliance with the facility. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At October 31, 2001, the Company had $161,304 outstanding under the Credit Facility, at an annual interest rate of approximately 6.51%, and up to $77,946 available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above.
During the six months ended October 31, 2001, the Company incurred $6,671 in interest expense relating to the Credit Facility.

Interest Rate Swap

     The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and an expiration date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under its Credit Facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100,000 notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to increases in interest rates, it also limits the benefit the Company might otherwise have received from any decreases in interest rates. The Company accounted for the Swap per the guidelines of the Financial Accounting Standards Board ("FASB") newly issued

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                  (Unaudited)



Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Effective May 1, 2001, the Company has implemented SFAS No. 133 as Amended. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Per the guidelines of SFAS No. 133, the Company classified the Swap as a cash flow hedge. This Swap will be cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at October 31, 2001, the Company recorded a long-term liability of $5,002 and a loss in other comprehensive income, net of taxes, of $2,901. The Company recognized in earnings, as additional interest expense, $365 for the change in the prevailing LIBOR rate compared to the fixed rate under the Swap agreement.


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the six months ended October 31, 2001 were as follows:

Stockholders' equity balance at April 30, 2001                      $ 89,753
Issuance of common stock in conjunction with:
 Employee stock purchase program                                         206
 Fees paid to outside members of the Company's Board of Directors         10
Comprehensive income                                                      56
                                                                    --------
Stockholders' equity balance at October 31, 2001                    $ 90,025
                                                                    ========

Comprehensive Income

The components of comprehensive income are as follows:

                                                                     Three Months Ended           Six Months Ended
                                                                 October 31,   October 31,    October 31,   October 31,
                                                                    2001           2000           2001          2000
                                                                 -----------   -----------    -----------   -----------
Net income                                                       $     1,423   $     2,757    $     3,721   $     4,276
Other comprehensive income:
 Changes in fair market value of financial
  instruments designated as hedges of
  interest rate exposure, net of taxes                                (2,901)                      (2,901)
 Foreign currency translation adjustment                                (962)         (826)          (764)       (1,926)
                                                                ------------   -----------    -----------   -----------
Comprehensive income                                            $     (2,440)  $     1,931    $        56   $     2,350
                                                                ============   ===========    ===========   ===========

Notes Receivable from Officers

     During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors ("Stock Loans") for the purchase, in the open market, of the Company's common stock by those individuals. The Stock Loans are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003. Upon a

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

change of control of the Company prior to maturity of the notes, as the term change of control is defined in the notes, the principal amount and accrued interest outstanding under the Stock Loans will be forgiven. At October 31, 2001, $4,820 and $554 in principal and interest, respectively, were outstanding on these notes.


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


                                 Three Months Ended        Six Months Ended
                              ------------------------- ------------------------
                              October 31,  October 31,  October 31,  October 31,
                                  2001         2000         2001        2000
                               -----------  ----------  -----------  -----------
Earnings per share:

Net income                        $ 1,423      $ 2,757      $ 3,721     $ 4,276
                                  =======      =======      =======     =======

Weighted average number of
 Common shares outstanding         13,030       12,915       13,016      12,903
 Potentially dilutive shares*          42           10           55         341
                                  -------      -------      -------     -------
   Total                           13,072       12,925       13,071      13,244
                                  =======      =======      =======     =======

Basic earnings per share          $  0.11      $  0.21      $  0.29     $  0.33
                                  =======      =======      =======     =======

Diluted earnings per share        $  0.11      $  0.21      $  0.28     $  0.32
                                  =======      =======      =======     =======

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,772 and 4,815 shares of common stock were anti-dilutive and outstanding during the six months ended October 31, 2001 and October 31, 2000, respectively.

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

NOTE 7 - BUSINESS COMBINATIONS
------------------------------

     During the six months ended October 31, 2001, the Company completed two business combinations, which were accounted for under the purchase method for an aggregate purchase price of $3,871 consisting entirely of cash. The total assets related to these acquisitions were $13,696, including goodwill and other intangible assets of $12,861. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     During Fiscal 2001, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $25,200. The total assets related to these acquisitions during Fiscal 2001 were $50,775, including intangible assets of $31,626. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     The majority of the Company's historical acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. During Fiscal 2001, the Company paid $7,698 for additional purchase consideration. During the six months ended October 31, 2001, the Company paid another $9,241 for these earn-out provisions and has an additional $5,320 accrued for these earn-outs at October 31, 2001. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at October 31, 2001.

     Following the Company's Fiscal 2000 acquisition of Office Electronics, Inc. ("OEI"), the Company sold certain of OEI's manufacturing divisions and related assets. Net cash proceeds from these divested assets and divisions totaled $9,764 and $350 during Fiscal 2001 and the six months ended October 31, 2001, respectively.

     The following presents the unaudited pro forma results of operations of the Company for the three and six months ended October 31, 2001 and October 31, 2000, as if the purchase acquisitions completed since the beginning of Fiscal 2001 had been consummated at the beginning of Fiscal 2001. The pro forma results of operations include certain pro forma adjustments including the elimination of goodwill amortization due to the implementation of SFAS No. 142, the additional interest expense for the initial cash consideration and the reductions in executive compensation at the acquired companies of $0, $41, $307 and $615 for the three and six months ended October 31, 2001 and October 31, 2000, respectively.

                            Three Months Ended            Six Months Ended
                         -------------------------     -------------------------
                         October 31,   October 31,     October 31,   October 31,
                            2001          2000            2001          2000
                         -----------   -----------     -----------   -----------

Revenues                   $160,309      $168,444        $315,938      $324,993
Net income                    1,423         3,620           3,774         5,351

Earnings per share:
 Basic                     $   0.11      $   0.28        $   0.29      $   0.41
 Diluted                       0.11          0.28            0.29          0.40

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

NOTE 8 - RESTRUCTURING COSTS
----------------------------

     During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $1,197 and utilized an additional $835 for facility closures and consolidations, severance and terminations and other asset write-downs and costs associated with this plan during the six months ended October 31, 2001.

     Under the restructuring plan implemented during Fiscal 2001, the Company intended to terminate and provide severance benefits to 100 employees. During the fiscal year ended April 30, 2001 and the six months ended October 31, 2001, the Company terminated and provided severance benefits to 31 and 64 employees, respectively. The Company anticipates that the remaining 5 out of 100 employees will be terminated within Fiscal 2002. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

     The following table sets forth the Company's accrued restructuring costs for the six months ended October 31, 2001.

                                                                      Facility         Severance      Other Asset
                                                                    Closure and           and          Writedowns
                                                                   Consolidation     Terminations      and Costs       Total
                                                                   --------------    -------------    ------------    --------
Balance at April 30, 2001                                                 $ 1,622           $1,389            $575     $ 3,586
   Utilizations..................................................          (1,271)            (731)            (30)     (2,032)
                                                                          -------           ------            ----     -------

Balance at October 31, 2001......................................         $   351           $  658            $545     $ 1,554
                                                                          =======           ======            ====     =======

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

                           WORKFLOW MANAGEMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

     Early adoption of SFAS No. 142 is allowed for those companies with fiscal years beginning after March 15, 2001. The Company has adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of the Company's Fiscal Year 2002. Pursuant to the transition provisions of SFAS No. 142, the Company has six months from the date of adoption to perform an impairment test of goodwill as of that date. If it is determined that goodwill was impaired at May 1, 2001, the Company must immediately recognize the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal Year 2002). SFAS No. 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment. The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share:

                                 Three Months Ended         Six Months Ended
                              ------------------------  ------------------------
                              October 31,  October 31,  October 31,  October 31,
                                 2001         2000         2001         2000
                                 ----         ----         ----         ----
Net income:
 Reported net income              $1,423       $2,757       $3,721       $4,276
 Add: Goodwill amortization                       388                       758
                                  ------       ------       ------       ------
 Adjusted net income              $1,423       $3,145       $3,721       $5,034
                                  ======       ======       ======       ======

Basic earnings per share:
 Reported net income              $ 0.11       $ 0.21       $ 0.29       $ 0.33
 Add: Goodwill amortization                      0.03                      0.06
                                  ------       ------       ------       ------
 Adjusted net income              $ 0.11       $ 0.24       $ 0.29       $ 0.39
                                  ======       ======       ======       ======

Diluted earnings per share:
 Reported net income              $ 0.11       $ 0.21       $ 0.28       $ 0.32
 Add: Goodwill amortization                      0.03                      0.06
                                  ------       ------       ------       ------
 Adjusted net income              $ 0.11       $ 0.24       $ 0.28       $ 0.38
                                  ======       ======       ======       ======

Weighted average shares outstanding:
 Basic                            13,030       12,915       13,016       12,903
 Diluted                          13,072       12,925       13,071       13,244

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

Operating Segments

  The following table sets forth information as to the Company's reportable operating segments:

                                 Three Months Ended         Six Months Ended
                              ------------------------  ------------------------
                              October 31,  October 31,  October 31,  October 31,
                                 2001         2000         2001         2000
                                 ----         ----         ----         ----
Revenues:
 Workflow Solutions Division    $ 78,936     $ 69,139     $154,784     $135,617
 Workflow Printing Division       84,870       83,881      168,148      162,597
 Intersegment                     (3,497)      (3,794)      (7,457)      (7,159)
                                --------     --------     --------     --------
  Total                         $160,309     $149,226     $315,475     $291,055
                                ========     ========     ========     ========

Operating income:
 Workflow Solutions Division    $  4,133     $  3,678     $  8,315     $  6,786
 Workflow Printing Division        3,770        7,644        8,364       13,141
 Corporate                        (2,125)      (3,221)      (3,493)      (5,880)
                                --------     --------     --------     --------
  Total                         $  5,778     $  8,101     $ 13,186     $ 14,047
                                ========     ========     ========     ========


                                                        October 31,    April 30,
                                                           2001           2001
                                                        ----------     --------
Identifiable assets (at period end):
 Workflow Solutions Division                              $144,008     $139,184
 Workflow Printing Division                                186,289      196,865
 Corporate                                                  23,807       15,952
                                                          --------     --------
  Total                                                   $354,104     $352,001
                                                          ========     ========

Geographic Segments

     The following table sets forth information as to the Company's operations in its different geographic segments:

                                                   Three Months Ended        Six Months Ended
                                               ------------------------- --------------------------
                                                October 31,  October 31,  October 31,   October 31,
                                                   2001         2000         2001          2000
                                               ------------  -----------  -----------  ------------
Revenues:
 United States                                   $124,505      $111,391     $243,512     $215,139
 Canada                                            33,227        35,643       66,904       71,323
 Puerto Rico                                        2,577         2,192        5,059        4,593
                                                 --------      --------     --------     --------
  Total                                          $160,309      $149,226     $315,475     $291,055
                                                 ========      ========     ========     ========

Operating income:
 United States                                   $  2,510      $  4,590     $  6,893     $  7,383
 Canada                                             3,252         3,358        6,192        6,382
 Puerto Rico                                           16           153          101          282
                                                 --------      --------     --------     --------
  Total                                          $  5,778      $  8,101     $ 13,186     $ 14,047
                                                 ========      ========     ========     ========
                                                                            October 31,   April 30,
                                                                               2001         2001
                                                                            -----------   ---------
Identifiable assets (at period end):
 United States                                                                $298,356    $292,373
 Canada                                                                         53,165      56,573
 Puerto Rico                                                                     2,583       3,055
                                                                              --------    --------
  Total                                                                       $354,104    $352,001
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


Introduction

     Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading provider of end-to-end solutions, providing a variety of custom print products and office supplies and related management services to businesses in the United States, Canada and Puerto Rico. The Company is comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with print management services, including an e-commerce solution, iGetSmart, designed to minimize the costs of procuring, storing and using custom print products and office supplies and 2) the Workflow Printing Division, which prints and produces envelopes, custom business documents, commercial print, labels, packaging and direct mail literature. Workflow Management employs approximately 3,100 persons and has 21 manufacturing facilities in 6 states and 4 Canadian provinces, 18 distribution centers, 7 print-on-demand centers and 73 sales offices.

     As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2002", "Fiscal 2001" and "Fiscal 2000" refer to the Company's fiscal years ending April 30, 2002 and ended April 30, 2001 and April 30, 2000, respectively.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, for the fiscal year ended April 30, 2001 included in the Company's Annual Report on Form 10-K.

Consolidated Results of Operations

  Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

     Consolidated revenues increased 7.4%, from $149.2 million for the three months ended October 31, 2000, to $160.3 million for the three months ended
October 31, 2001.   The Company's Workflow Solutions Division revenues increased by $9.8 million or 14.2% and its Workflow Printing Division revenues increased by $1.0 million or 1.2% when comparing the three months ended October 31, 2001 to the three months ended October 31, 2000. These increases were due to the Company's business combinations consummated after October 31, 2000. Revenues from identical operations or entities that were acquired prior to August 1, 2000 have decreased 6.2% or $9.5 million, for the three months ended October 31, 2001 when compared to the revenues for the three months ended October 31, 2000. The internal decline in revenues by division was 3.0% for the Workflow Solutions Division and 8.9% for the Workflow Printing Division. Revenues for the three months ended October 31, 2001 and October 31, 2000, include revenues from ten companies acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of Fiscal 2001 (the "Purchased Companies").

     International revenues decreased 6.8%, from $35.6 million, or 23.9% of consolidated revenues, for the three months ended October 31, 2000, to $33.2 million, or 20.7% of consolidated revenues, for the three months ended October 31, 2001. The main reasons for the decline in international revenues was due to the depressed economic conditions in Canada and a decline in the Canadian exchange rate during the three months ended October 31, 2001. International revenues consisted exclusively of revenues generated in Canada.

     Gross profit decreased 0.3%, from $44.1 million, or 29.6% of revenues, for the three months ended October 31, 2000, to $44.0 million, or 27.4% of revenues, for the three months ended October 31, 2001. The decrease in gross profit was a result of lower margins experienced in the Workflow Printing Division because of pricing pressures, competition and lower than expected revenue volumes. The product lines that suffered the most significant impact were the commercial printing, direct mail and envelope product lines. Gross profit in the Workflow Printing Division for the three months ended October 31, 2001 decreased $3.3 million or 14.0% when compared to the three months ended October 31, 2000.

     Selling, general and administrative expenses increased 8.1%, from $36.0 million, or 24.1% of revenues, for the three months ended October 31, 2000, to $38.2 million, or 23.8% of revenues, for the three months ended October 31, 2001. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies. As a percentage of revenues, selling, general and administrative expenses decreased due to the cost savings realized in connection with the Company's restructuring plan implemented during the fourth quarter of Fiscal 2001. Also during the three months ended October 31, 2001, the Company had a decrease in goodwill amortization expense of approximately $0.7 million as the Company adopted Financial Accounting Standards Statement ("FASB") No. 142, accounting for "Goodwill and Other Intangible Assets", which provides that goodwill and indefinite lived intangible assets will no longer be amortized (See "Note 9 to the Company's Consolidated Financial Statements").

     Interest expense, net of interest income, decreased 12.9%, from $3.5 million for the three months ended October 31, 2000, to $3.1 million for the three months ended October 31, 2001. This decrease in net interest expense was due to the reduction in overall market interest rates.

     Other expense, net of other income increased 326.4% from net other income of $0.1 million for the three months ended October 31, 2000, to other expense of $0.3 million for the three months ended October 31, 2001. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Provision for income taxes decreased 48.7% from $2.0 million for the three months ended October 31, 2000 to $1.0 million for the three months ended October 31, 2001, reflecting effective income tax rates of 41.7% and 41.5%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies.

  Six Months Ended October 31, 2001 Compared to Six Months Ended October 31,
2000

     Consolidated revenues increased 8.4%, from $291.1 million for the six months ended October 31, 2000, to $315.5 million for the six months ended
October 31, 2001.   The Company's Workflow Solutions Division revenues increased by $19.2 million or 14.1% and its Workflow Printing Division revenues increased by $5.6 million or 3.4% when comparing the six months ended October 31, 2001 to the six months ended October 31, 2000. These increases were due to the Company's business combinations consummated after October 31, 2000. Revenues from identical operations or entities that were acquired prior to August 1, 2000 have decreased 5.0% or $14.7 million, for the six months ended October 31, 2001 when compared to the revenues for the six months ended October 31, 2000. The internal decline in revenues by division was 2.6% for the Workflow Solutions Division and 6.9% for the Workflow Printing Division. Revenues for the six months ended October 31, 2001, include revenues from ten companies acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of Fiscal 2001 (the "Purchased Companies").

     International revenues decreased 6.2%, from $71.3 million, or 24.5% of consolidated revenues, for the six months ended October 31, 2000, to $66.9 million, or 21.2% of consolidated revenues, for the six months ended October 31, 2001. The main reasons for the decline in international revenues was due to the depressed economic conditions in Canada and a decline in the Canadian exchange rate during the six months ended October 31, 2001. International revenues consisted exclusively of revenues generated in Canada.

     Gross profit increased 3.1%, from $85.3 million, or 29.3% of revenues, for the six months ended October 31, 2000, to $88.0 million, or 27.9% of revenues, for the six months ended October 31, 2001. The increase in gross profit was due to the Purchased Companies. As a percentage of revenues, gross profit decreased because the Workflow Printing Division experienced lower margins as a result of pricing pressures, competition and an overall decrease in manufacturing volumes within the commercial printing, direct mail and envelope operations. Gross profit in the Workflow Printing Division for the six months ended October 31, 2001 decreased $3.2 million or 7.4% when compared to the six months ended October 31, 2000.

     Selling, general and administrative expenses increased 4.9%, from $71.3 million, or 24.5% of revenues, for the six months ended October 31, 2000, to $74.8 million, or 23.7% of revenues, for the six months ended October 31, 2001. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies. As a percentage of revenues, selling, general and administrative expenses decreased due to the significant cost savings associated with the Company's restructuring plan implemented during the fourth quarter of Fiscal 2001. Also during the six months ended October 31, 2001, the Company had a decrease in goodwill amortization of approximately $1.3 million as the Company adopted Financial Accounting Standards Statement ("FASB") No. 142, accounting for "Goodwill and Other Intangible Assets", which provides that goodwill and indefinite lived intangible assets will no longer be amortized (See "Note 9 of the Company's Consolidated Financial Statements").

     Interest expense, net of interest income, decreased 5.6%, from $6.9 million for the six months ended October 31, 2000, to $6.5 million for the six months ended October 31, 2001. This decrease in net interest expense was due entirely to the reduction in overall market interest rates.

     Other expense, net of other income increased 242.6% from other income of $0.2 million for the six months ended October 31, 2000, to other expense of $0.3 million for the six months ended October 31, 2001. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Provision for income taxes decreased 12.8% from $3.0 million for the six months ended October 31, 2000 to $2.7 million for the six months ended October 31, 2001, reflecting effective income tax rates of 41.6% and 41.6%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.


Liquidity and Capital Resources

     At October 31, 2001, the Company had working capital of $85.5 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 31, 2001 was approximately $253.1 million.

     Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at October 31, 2001, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

  Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $10.0 million for new equipment and maintenance.

     During the six months ended October 31, 2001, net cash provided by operating activities was $22.9 million. Net cash used in investing activities was $9.7 million, including $13.1 million used for acquisitions and additional purchase consideration, $7.4 million used for capital expenditures which were partially offset by the net proceeds of $10.0 million received on the sale of property and equipment and $0.9 million received from the collection of a note receivable. Net cash used by financing activities was $12.5 million, which was mainly comprised of $10.0 million in net payments by the Company on its revolving credit facility used primarily to fund acquisition activity and $2.1 million in payments of other long-term debt.

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

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 21.2% of the Company's total net sales for the six months ended October 31, 2001. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

     The Company entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239.3 million available for working capital and acquisition purposes. The Credit Facility as amended is composed of a $190.0 million revolver, including a $46.3 million sublimit for Canadian borrowings, and a $49.3 million amortizing term note. Effective April 30, 2002, the revolver portion of the

Credit Facility will be reduced by $10.0 million to $180.0 million. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Included within these financial covenants is a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior, Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. At October 31, 2001, the Total Leverage Ratio calculated under the Credit Facility was 3.63 to 1.0. The Company could borrow an additional $5.3 million under the Credit Facility for working capital purposes and remain in compliance with the facility. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to maintenance of bank covenants and total availability under the facility. At October 31, 2001, the Company had $161.3 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.51%, and up to $78.0 million available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above. During the six months ended October 31, 2001, the Company incurred $6.7 million in interest expense relating to the Credit Facility.

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

     The Company entered into a sale-leaseback transaction involving five Company-owned buildings during the six months ended October 31, 2001 to reduce its leverage. Net cash proceeds to the Company after taxes and fees associated with this transaction are expected to be approximately $6.7 million. The entire net proceeds were used to pay down debt.

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

Fluctuations in Quarterly Results of Operations

     Workflow Management's envelope business is subject to seasonal influences from year-end mailings. Both the Company's Workflow Solutions Division and Workflow Printing Division are subject to seasonal influences of the potential lower demand for office consumables during the summer months which coincide with Workflow Management's fiscal quarter ending in July. As the Company continues to complete acquisitions, it may become subject to other seasonal influences if the businesses it acquires are seasonal. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of Workflow Management, which could contribute to further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

     The Company does not believe that inflation has had a material impact on its results of operations during the three and six month periods ended October 31, 2001 and October 31, 2000, respectively.

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

Factors Affecting the Company's Business

     Adverse Effects of September 11 Terrorist Attacks and Anthrax Developments. On September 11, 2001, the United States suffered terrorist attacks of unprecedented scope in New York City and Washington, D.C. In response to these attacks, the United States retaliated with large scale overseas military operations. In the aftermath of the terrorist attacks and military response, the U.S. economy has worsened and appears to be in recession. New York City, where the Company generates a significant portion of its revenues, in particular has suffered deteriorating economic conditions since September 11. The Company believes that the general weakening of the U.S. economy, and the weakening of the economy in New York City in particular, had an adverse effect on the Company's financial results during the quarter ended October 31, 2001 and may continue to have a similarly adverse effect in future periods. There can be no assurance that the terrorist attacks, or any further retaliatory action by the United States, will not continue to adversely affect the U.S. economy in general, the New York City economy in particular and the Company's overall financial results for a significant period of time.

     In addition to the terrorist attacks and U.S. military response, a small number of U.S. citizens have contracted anthrax disease since September 11. The disease appears to be the result of an intentional effort by parties not yet identified to infect the U.S. mail with anthrax. These anthrax cases have created general public concern about the safety of U.S. mail, which in turn has led to a decrease in the use of direct mail by businesses that historically have relied upon direct mail solicitations for marketing and related purposes. Historically, approximately 30% of the Company's revenues have been generated from the envelope and direct mail industries. In addition to the adverse effects to the Company's business as a result of overall economic conditions in the U.S. since September 11, the Company's envelope and direct mail business has suffered, and may continue to suffer in future periods, as a result of anthrax concerns. In light of continuing uncertainty about anthrax and the safety of the U.S. mail, the Company intends to close certain production facilities and the Company cannot give any assurances as to when or whether its direct mail and envelope business will return to historical levels.

     Dependence Upon Acquisitions for Future Growth; Potential Divestitures.
One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional graphic arts businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified that acquisitions can be completed on acceptable terms, if at all. Moreover, the consolidation of the North American graphic arts industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. In addition, the Company may determine that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. Accordingly, the Company has in the past considered, and will continue to consider in the future, divestitures of certain operations or assets to the extent management believes that such transactions could improve the Company's overall financial condition and/or future prospects. Any such divestitures would reduce the Company's revenues. Divestitures could also (i) eliminate certain products or product lines that the Company has historically offered to its customers and (ii) reduce or eliminate the Company's presence in certain geographic markets. During the first six months of Fiscal 2002, the Company has pursued and consummated far fewer acquisitions than in prior periods and this trend is likely to continue for the rest of Fiscal 2002.

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

     Risks Related to Acquisition Financing; Additional Dilution. Workflow Management currently intends to finance its future acquisitions by using cash, borrowed funds, shares of the Company's common stock ("Company Common Stock") or a combination thereof. If the Company Common Stock does not maintain a sufficient market value, if the price of Company Common Stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept Company Common Stock as part of the consideration for the sale of their businesses, Workflow Management may not be able to consummate acquisitions using Company Common Stock as consideration. Since the Workflow Distribution, the Company has completed all of its acquisitions using cash consideration. If Workflow Management does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity offerings.

     Material Amount of Goodwill. Approximately $121.5 million, or 34.3% of the Company's total assets as of October 31, 2001, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Due to the newly issued Financial Accounting Standards Board Statement ("FASB") No. 142, the Company no longer deducts goodwill amortization against earnings. The Company adopted Statement No. 142 effective May 1, 2001, which is the first day of Fiscal 2002. For all fiscal years prior to Fiscal 2002, the Company amortized goodwill using a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income. Under the new FASB Statement No. 142 and as previously required, the Company must periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the write down of goodwill could have a material and adverse impact upon the Company's net income or the market price of the Company Common Stock.

     Risks Associated with Canadian Operations. Workflow Management has significant operations in Canada. Revenues from the Company's Canadian operations accounted for approximately 21.2% and 24.0% of the Company's total revenues for the six months ended October 31, 2001 and the fiscal year ended April 30, 2001, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

For additional risk factors, refer to the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at October 31, 2001.

     The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and a termination date of March 10, 2004. The Company exchanged its variable interest rate on $100.0 million in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under its Credit Facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100.0 million notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This Swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received. If 3-month LIBOR were to increase or decrease by 1.0%, the impact to the Company would be a savings of $1.0 million in interest expense or an additional interest expense of $1.0 million over the interest charged on $100.0 million in debt under the variable 3-month LIBOR.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

Workflow Management, Inc. held its 2001 Annual Meeting of Stockholders on October 1, 2001. At the Annual Meeting, the following matters were acted upon by the stockholders:

1. Election of Directors. The following persons were elected as directors to serve a one year term, with the vote For and Withheld indicated below:

Director                        For                     Withheld
--------                        ---                     --------

Thomas A. Brown, Sr.            11,885,199              217,617
Thomas B. D'Agostino, Sr.       11,280,419              822,397
Thomas B. D'Agostino, Jr.       11,885,220              217,596
Steve R. Gibson                 11,815,779              287,037
Gus J. James, II.               11,873,609              229,207
James J. Maiwurm                11,873,629              229,187
Roger J. Pearson                11,885,162              217,654
F. Craig Wilson                 11,873,616              229,200

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2002 fiscal year.

For                              Against                 Abstain
---                              -------                 -------

12,025,511                       68,084                   9,221

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

      None

(b)  Reports on Form 8-K

      None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WORKFLOW MANAGEMENT, INC.



     December 14, 2001         By: /s/ Thomas B. D'Agostino, Sr.
--------------------------         -----------------------------
          Date                 Thomas B. D'Agostino, Sr.
                               Chairman of the Board, Director, President and
                               Chief Executive Officer (Principal Executive
                               Officer)


     December 14, 2001         By: /s/ Michael L. Schmickle
--------------------------         ------------------------
          Date                 Michael L. Schmickle
                               Executive Vice President, Chief Financial
                               Officer, Secretary and Treasurer (Principal
                               Financial Officer and Principal Accounting
                               Officer)