Form 10-Q
period 2002-01-31
WORKFLOW MANAGEMENT INC
filed 2002-03-15
CIK 1055564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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
                                             ---   ---

     As of March 13, 2002, there were 13,100,871 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX

                                                                                                               Page No.
                                                                                                               --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheet .............................................................................3
              January 31, 2002 (unaudited) and April 30, 2001

           Consolidated Statement of Income (unaudited) ...........................................................4
              For the three and nine months ended January 31, 2002 and January 31, 2001

           Consolidated Statement of Cash Flows (unaudited) .......................................................5
              For the three and nine months ended January 31, 2002 and January 31, 2001

           Notes to Consolidated Financial Statements (unaudited) .................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..........................................................................16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk .............................................24


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ......................................................................25

Signatures .......................................................................................................26

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                                                    January 31,       April 30,
ASSETS                                                                                 2002             2001
------                                                                             -------------   -------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $      1,482    $      2,126
   Accounts receivable, less allowance for doubtful
     accounts of $5,149 and $4,027, respectively                                          95,900          99,576
   Inventories                                                                            54,051          55,572
   Prepaid expenses and other current assets                                              12,336          15,404
                                                                                    ------------    ------------
       Total current assets                                                              163,769         172,678

Property and equipment, net                                                               49,161          56,423
Goodwill                                                                                 121,931         111,457
Other intangible assets, net                                                               2,389           2,081
Other assets                                                                               7,984           8,462
Net assets held for sale                                                                                     900
                                                                                    ------------    ------------
       Total assets                                                                 $    345,234    $    352,001
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Short-term debt                                                                  $        572    $        994
   Accounts payable                                                                       39,314          33,295
   Accrued compensation                                                                    9,476          13,053
   Accrued additional purchase consideration                                               7,500          10,283
   Accrued restructuring costs                                                             1,052           3,586
   Other accrued liabilities                                                              23,882          19,476
                                                                                    ------------    ------------
   Total current liabilities                                                              81,796          80,687

Long-term credit facility                                                                155,700         171,065
Other long-term debt                                                                       1,676           4,266
Deferred income taxes                                                                      5,079           4,902
Long-term swap contract liability                                                          3,747
Other long-term liabilities                                                                3,859           1,328
                                                                                    ------------    ------------
       Total liabilities                                                                 251,857         262,248
                                                                                    ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     authorized, 13,099,891 and 12,993,730 issued and
     outstanding, respectively                                                                13              13
   Additional paid-in capital                                                             52,376          52,041
   Notes receivable from officers                                                         (4,820)         (4,820)
   Accumulated other comprehensive loss                                                   (6,811)         (3,627)
   Retained earnings                                                                      52,619          46,146
                                                                                    ------------    ------------
       Total stockholders' equity                                                         93,377          89,753
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    345,234    $    352,001
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended               Nine Months Ended
                                                     -----------------------------   ---------------------------
                                                      January 31,      January 31,    January 31,     January 31,
                                                         2002             2001           2002            2001
                                                     ------------     ------------   ------------    -----------
Revenues                                             $    161,161     $    155,188   $    476,636    $   446,243
Cost of revenues                                          116,349          110,969        343,876        316,708
                                                     ------------     ------------   ------------    -----------
       Gross profit                                        44,812           44,219        132,760        129,535

Selling, general and administrative expenses               36,874           36,081        111,636        107,350
                                                      -----------     ------------   ------------    -----------
       Operating income                                     7,938            8,138         21,124         22,185

Interest expense                                            3,432            3,739         10,427         10,933
Interest income                                              (191)            (194)          (650)          (463)
Other (income) expense                                        (44)            (155)           234           (350)
                                                     -------------    ------------   ------------    -----------
Income before provision for income taxes
   and extraordinary item                                   4,741            4,748         11,113         12,065
Provision for income taxes                                  1,991            1,976          4,642          5,017
                                                     ------------     ------------   ------------    -----------
Income before extraordinary item                            2,750            2,772          6,471          7,048
Extraordinary item - loss on early termination
   of subordinated debt, net of income taxes                                    64                            64
                                                     ------------     ------------   ------------    -----------
Net income                                           $      2,750     $      2,708   $      6,471    $     6,984
                                                     ============     ============   ============    ===========

Income per share:
       Basic:
              Income before extraordinary item       $       0.21     $       0.21   $       0.50    $      0.55
              Extraordinary item                                                                            0.01
                                                     ------------     ------------   ------------    -----------
              Net income                             $       0.21     $       0.21   $       0.50    $      0.54
                                                     ============     ============   ============    ===========
       Diluted:
              Income before extraordinary item       $       0.21     $       0.21   $       0.49    $      0.54
              Extraordinary item                                                                            0.01
                                                     ------------     ------------   ------------    -----------
       Net income                                    $       0.21     $       0.21   $       0.49    $      0.53
                                                     ============     ============   ============    ===========
Weighted average common
 shares outstanding:
       Basic                                               13,069           12,956         13,034         12,921
       Diluted                                             13,111           13,005         13,084         13,164



          See accompanying notes to consolidated financial statements.
                                       Page 4

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                          Nine Months Ended
                                                                                     ---------------------------
                                                                                      January 31,    January 31,
                                                                                         2002            2001
                                                                                     ------------    -----------
Cash flows from operating activities:
   Net income                                                                         $     6,471    $     6,984
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization expense                                                 8,272          9,013
      Extraordinary loss                                                                                      64
      Cash paid for restructuring costs                                                    (1,699)          (843)
      Amortization of deferred financing costs                                                527            430
      Changes in assets and liabilities (net of assets acquired
       and liabilities assumed in business combinations):
        Accounts receivable                                                                 3,787         11,252
        Inventories                                                                         1,107         (6,303)
        Prepaid expenses and other current assets                                           2,252           (671)
        Accounts payable                                                                    5,839         (2,600)
        Accrued compensation and other accrued liabilities                                  2,260         (7,330)
                                                                                      -----------    -----------
             Net cash provided by operating activities                                     28,816          9,996
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                         (4,356)       (11,914)
   Cash paid for additional purchase consideration                                        (10,071)        (6,700)
   Additions to property and equipment                                                     (9,588)        (6,625)
   Cash received on the sale of property and equipment                                     10,896            541
   Cash received for net assets held for sale                                                              9,764
   Cash collection of notes receivable                                                      1,854
   Other                                                                                       (1)           (28)
                                                                                      -----------    -----------
             Net cash used in investing activities                                        (11,266)       (14,962)
                                                                                      -----------    -----------
Cash flows from financing activities:
   Proceeds from credit facility borrowings                                               133,349        112,470
   Payments of credit facility borrowings                                                (148,969)       (98,023)
   Payments of other long-term debt                                                        (2,336)          (622)
   Payment of subordinated debt and repurchase of attached warrants                                       (4,878)
   Payments of short-term debt, net                                                          (285)        (2,694)
   Payments of deferred financing costs                                                      (249)          (181)
   Issuance of notes receivable to officers                                                               (2,989)
   Proceeds from common stock issued under employee benefit programs                          325            566
   Issuance of common stock to outside directors                                               10             60
                                                                                      -----------    -----------
             Net cash (used in) provided by financing activities                          (18,155)         3,709
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                         (39)           (49)
                                                                                       ----------    -----------
Net decrease in cash and cash equivalents                                                    (644)        (1,306)
Cash and cash equivalents at beginning of period                                            2,126          2,851
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     1,482    $     1,545
                                                                                      ===========    ===========






                                    (Continued)
                                       Page 5

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                                           Nine Months Ended
                                                                                     ---------------------------
                                                                                      January 31,    January 31,
                                                                                         2002           2001
                                                                                     ------------    -----------
Supplemental disclosures of cash flow information:

   Interest paid                                                                     $      9,416    $     9,555
   Income taxes paid                                                                 $      3,738    $     9,330

During the nine months ended January 31, 2002 and January 31, 2001, the Company paid a total of $14,427 and $18,614, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and other acquisition costs are presented as follows:

                                                                                           Nine Months Ended
                                                                                     ---------------------------
                                                                                      January 31,    January 31,
                                                                                         2002            2001
                                                                                     ------------    -----------
   Accounts receivable                                                               $        739    $     4,318
   Inventories                                                                                 31          1,038
   Prepaid expenses and other current assets                                                                 691
   Property and equipment                                                                      65            425
   Intangible assets*                                                                      14,176         15,981
   Other assets                                                                                              158
   Short-term debt                                                                                          (128)
   Accounts payable                                                                          (348)        (1,108)
   Accrued compensation and other accrued liabilities                                        (236)        (2,718)
   Deferred income taxes                                                                                     (43)
                                                                                     ------------    -----------
       Net assets acquired                                                           $     14,427    $    18,614
                                                                                     ============    ===========

* Due to the accrual of earn-out provisions, cash paid for intangible assets of $14,176 and $15,981 for the nine months ended January 31, 2002 and January 31, 2001, respectively, represents only actual cash paid during the periods presented and therefore does not equal the change in intangible assets from period to period.

Non-cash transactions:

..    During the nine months ended January 31, 2002 and January 31, 2001, the
     Company accrued $6,396 and $6,296, respectively, as additional purchase consideration for earn-outs.

..    During the nine months ended January 31, 2001, the Company recorded additional paid-in capital of $8 related to the tax benefit of stock options exercised.



          See accompanying notes to consolidated financial statements.
                                       Page 6

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands, except per share amounts and non-financial data)
                                   (Unaudited)


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

     As used in the Notes to Consolidated Financial Statements, "Fiscal 2002", "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2002 and ended April 30, 2001, April 30, 2000 and April 24, 1999, respectively.

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:
                                                      January 31,      April 30,
                                                         2002            2001
                                                     ------------    -----------

Raw materials                                        $     14,390    $    15,480
Work-in-process                                             8,180          8,595
Finished goods                                             31,481         31,497
                                                     ------------    -----------
   Total inventories                                 $     54,051    $    55,572
                                                     ============    ===========

NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility

     The Company has entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239,000 available for working capital and acquisition purposes. The Credit Facility, as amended, is comprised of a $190,000 revolver, including a $46,300 sublimit for Canadian borrowings, and a $49,000 amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10,000 to $180,000. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The financial covenants include a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior, Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. At January 31, 2002, the Total Leverage Ratio calculated under the Credit Facility was 3.73 to 1.0. The Company could borrow an additional $2,490 under the Credit Facility for working capital purposes and remain in compliance with the facility. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to the maintenance of bank covenants and total availability under the facility. At January 31, 2002, the Company had $155,700 outstanding under the Credit Facility, at an annual interest rate of approximately 7.0%, and up to $83,300 available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above. During the nine months ended January 31, 2002, the Company incurred $9,318 in interest expense relating to the Credit Facility.

     At this time, the Company does not believe that it will be in compliance with the Senior Leverage Ratio at April 30, 2002, unless the Company is able to dispose of assets to generate cash to pay down the Credit Facility. The Company is working with its lenders to obtain waivers for a breach of the Senior Leverage Ratio if such breach occurs and is also considering and pursuing strategic alternatives that could generate cash to reduce borrowings under the Credit Facility.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Interest Rate Swap

     The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and an expiration date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under its Credit Facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100,000 notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to increases in interest rates, it also limits the benefit the Company might otherwise have received from any decreases in interest rates. The Company accounted for the Swap per the guidelines of the Financial Accounting Standards Board ("FASB") newly issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Effective May 1, 2001, the Company has implemented SFAS No. 133 as amended. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Per the guidelines of SFAS No. 133, the Company classified the Swap as a cash flow hedge. This Swap is cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at January 31, 2002, the Company recorded a long-term liability of $3,747 and a loss in other comprehensive income, net of taxes, of $2,173. The Company recognized in earnings, as additional interest expense, $735 and $1,100 for the three and nine month periods ended January 31, 2002, respectively, for the change in the prevailing LIBOR rate compared to the fixed rate under the Swap agreement.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the nine months ended January 31, 2002 were as follows:


Stockholders' equity balance at April 30, 2001                                                     $      89,753
Issuance of common stock in conjunction with:
   Employee stock purchase program                                                                           325
   Fees paid to outside members of the Company's Board of Directors                                           10
Comprehensive income                                                                                       3,289
                                                                                                   -------------
Stockholders' equity balance at January 31, 2002                                                   $      93,377
                                                                                                   =============
Comprehensive Income
The components of comprehensive income are as follows:

                                                         Three Months Ended               Nine Months Ended
                                                     -----------------------------   ---------------------------
                                                      January 31,      January 31,    January 31,    January 31,
                                                         2002             2001           2002            2001
                                                     -------------    ------------   ------------    -----------
Net income                                           $       2,750    $      2,708   $      6,471    $     6,984
Other comprehensive income:
   Changes in fair market value of financial
       instruments designated as hedges of
       interest rate exposure, net of taxes                    728                         (2,173)
   Foreign currency translation adjustment                    (246)          1,592         (1,009)          (334)
                                                     -------------    ------------   ------------    -----------
Comprehensive income                                 $       3,232    $      4,300   $      3,289    $     6,650
                                                     =============    ============   ============    ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Notes Receivable from Officers

     During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors ("the Stock Loans") for the purchase, in the open market, of the Company's common stock by those individuals. The Stock Loans are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003. Upon a change of control of the Company prior to maturity of the notes, as the term change of control is defined in the notes, the principal amount and accrued interest outstanding under the Stock Loans will be forgiven. At January 31, 2002, $4,820 and $637 in principal and interest, respectively, were outstanding on these notes.

NOTE 6 - EARNINGS PER SHARE ("EPS")
-----------------------------------

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

                                                         Three Months Ended               Nine Months Ended
                                                      ----------------------------   ---------------------------
                                                       January 31,     January 31,    January 31,    January 31,
                                                          2002            2001           2002           2001
                                                      ------------    ------------   ------------   ------------
   Income before extraordinary item                   $      2,750    $      2,772   $      6,471   $      7,048
   Extraordinary item                                                           64                            64
                                                      ------------    ------------   ------------   ------------
   Net income                                         $      2,750    $      2,708   $      6,471   $      6,984
                                                      ============    ============   ============   ============

Weighted average Common
   shares outstanding:

       Basic                                                13,069          12,956         13,034         12,921
       Potentially dilutive shares*                             42              49             50            243
                                                      ------------    ------------   ------------   ------------
       Diluted                                              13,111          13,005         13,084         13,164
                                                      ============    ============   ============   ============

Income per share:
   Basic:

       Income before extraordinary item               $       0.21    $       0.21   $       0.50   $       0.55
       Extraordinary item                                                                                   0.01
                                                      ------------    ------------   ------------   ------------
       Net income                                     $       0.21    $       0.21   $       0.50   $       0.54
                                                      ============    ============   ============   ============

   Diluted:
       Income before extraordinary item               $       0.21    $       0.21   $       0.49   $       0.54
       Extraordinary item                                                                                   0.01
                                                      ------------    ------------   ------------   ------------
       Net income                                     $       0.21    $       0.21   $       0.49   $       0.53
                                                      ============    ============   ============   ============

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,711 and 4,372 shares of common stock were anti-dilutive and outstanding during the nine months ended January 31, 2002 and January 31, 2001, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 7 - BUSINESS COMBINATIONS
------------------------------

     During the nine months ended January 31, 2002, the Company completed two business combinations, which were accounted for under the purchase method for an aggregate purchase price of $4,356 consisting entirely of cash. The total assets related to these acquisitions were $15,011, including goodwill and other intangible assets of $14,176. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     During Fiscal 2001, the Company made eight acquisitions accounted for under the purchase method for an aggregate purchase price of $25,200. The total assets related to these acquisitions were $50,775, including intangible assets of $31,626. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     The majority of the Company's historical acquisitions have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of the acquired companies. During Fiscal 2001, the Company paid $7,698 for additional purchase consideration. During the nine months ended January 31, 2002, the Company paid another $10,071 for these earn-out provisions and has an additional $7,500 accrued for these earn-outs at January 31, 2002. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at January 31, 2002.

     Following the Company's Fiscal 2000 acquisition of Office Electronics, Inc. ("OEI"), the Company sold certain of OEI's manufacturing divisions and related assets. Net cash proceeds from these divested assets and divisions totaled $9,764 and $350 during Fiscal 2001 and the nine months ended January 31, 2002, respectively.

     The following presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 31, 2002 and January 31, 2001, as if the purchase acquisitions completed since the beginning of Fiscal 2001 had been consummated at the beginning of Fiscal 2001. The pro forma results of operations include certain pro forma adjustments including the elimination of goodwill amortization due to the implementation of SFAS No. 142, the additional interest expense for the initial cash consideration and the reductions in executive compensation at the acquired companies of $0, $(329), $41 and $286 for the three and nine months ended January 31, 2002 and January 31, 2001, respectively.


                                                            Three Months Ended             Nine Months Ended
                                                       ----------------------------   ---------------------------
                                                       January 31,      January 31,    January 31,    January 31,
                                                           2002            2001           2002            2001
                                                       -----------     ------------   ------------    -----------
Revenues                                               $   161,161     $    165,480   $    477,099    $   490,473
Net income                                                   2,750            2,547          6,501          7,898

Earnings per share:
   Basic                                               $      0.21     $       0.20   $       0.50    $      0.61
   Diluted                                                    0.21             0.20           0.50           0.60

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestitures occurred at the beginning of Fiscal 2001 or the results that may occur in the future.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 8 - RESTRUCTURING COSTS
----------------------------

     During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $1,699 and utilized an additional $835 for facility closures and consolidations, severance and terminations and other asset write-downs and costs associated with this plan during the nine months ended January 31, 2002.

     Under the restructuring plan implemented during Fiscal 2001, the Company anticipated that it would terminate and provide severance benefits to 100 employees. During the fiscal year ended April 30, 2001 and the nine months ended January 31, 2002, the Company terminated and provided severance benefits to 31 and 64 employees, respectively. The Company anticipates that the remaining 5 out of 100 employees will be terminated within Fiscal 2002. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

     The following table sets forth the Company's accrued restructuring costs for the nine months ended January 31, 2002.

                                                 Facility        Severance      Other Asset
                                               Closure and          and          Writedowns
                                              Consolidation     Terminations      and Costs          Total
                                              -------------     ------------    -----------       ----------
Balance at April 30, 2001 ..................    $    1,622       $    1,389       $     575       $    3,586
       Utilizations                                 (1,348)          (1,141)            (45)          (2,534)
                                                ----------       ----------       ----------      ----------

Balance at January 31, 2002 ................    $      274       $      248       $      530      $    1,052
                                                ==========       ==========       ==========      ==========

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

     Early adoption of SFAS No. 142 is allowed for those companies with fiscal years beginning after March 15, 2001. The Company has adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of Fiscal 2002. Pursuant to the transition provisions of SFAS No. 142, the Company has six months from the date of adoption to perform an impairment test of goodwill as of that date. If it is determined that goodwill was impaired at May 1, 2001, the Company must immediately recognize the loss as a cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20 (retroactive to the first quarter of Fiscal 2002). SFAS No. 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment. The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share:



                                                         Three Months Ended                Nine Months Ended
                                                      ----------------------------   ---------------------------
                                                       January 31,     January 31,    January 31,    January 31,
                                                          2002            2001           2002           2001
                                                      ------------    ------------   ------------   ------------
Net income reconciliation:
   Reported net income                                $      2,750    $      2,708   $      6,471   $      6,984
   Add:  Goodwill amortization                                                 407                         1,164
                                                      ------------    ------------   ------------   ------------
   Adjusted net income                                $      2,750    $      3,115   $      6,471   $      8,148
                                                      ============    ============   ============   ============

Basic earnings per share:
   Reported net income                                $       0.21    $       0.21   $       0.50   $       0.54
   Add:  Goodwill amortization                                                0.03                          0.09
                                                      ------------    ------------   ------------   ------------
   Adjusted net income                                $       0.21    $       0.24   $       0.50   $       0.63
                                                      ============    ============   ============   ============

Diluted earnings per share:
   Reported net income                                $       0.21    $       0.21   $       0.49   $       0.53
   Add:  Goodwill amortization                                                0.03                          0.09
                                                      ------------    ------------   ------------   ------------
   Adjusted net income                                $       0.21    $       0.24   $       0.49   $       0.62
                                                      ============    ============   ============   ============

Weighted average shares outstanding:
   Basic                                                    13,069          12,956         13,034         12,921
   Diluted                                                  13,111          13,005         13,084         13,164

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

     The Company's Workflow Solutions Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Workflow Solutions Division also include transactions with customers utilizing the Company's proprietary iGetSmart inventory and distribution system. The Company's Workflow Printing Division represents those subsidiaries primarily engaged in the sale of products internally manufactured by the Company. The Workflow Printing Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Workflow Printing Division also provides product to the Company's Workflow Solutions Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office and supporting the Company's two operating segments. The Company does not allocate corporate overhead by segment in assessing performance.

Operating Segments

     The following table sets forth information as to the Company's reportable operating segments:



                                                         Three Months Ended               Nine Months Ended
                                                      ----------------------------   ---------------------------
                                                       January 31,     January 31,    January 31,    January 31,
                                                           2002            2001          2002             2001
                                                      ------------    ------------   ------------    -----------
Revenues:
   Workflow Solutions Division                        $     84,458    $     78,259   $    239,242    $   213,876
   Workflow Printing Division                               79,358          80,296        247,506        242,893
   Intersegment                                             (2,655)         (3,367)       (10,112)       (10,526)
                                                      ------------    ------------   ------------    -----------
       Total                                          $    161,161    $    155,188   $    476,636    $   446,243
                                                      ============    ============   ============    ===========

Operating income:
   Workflow Solutions Division                        $      4,908    $      4,321   $     13,224    $    11,106
   Workflow Printing Division                                4,439           6,088         12,803         19,230
   Corporate                                                (1,409)         (2,271)        (4,903)        (8,151)
                                                      ------------    ------------   ------------    -----------
       Total                                          $      7,938    $      8,138   $     21,124    $    22,185
                                                      ============    ============   ============    ===========


                                                                                     January 31,       April 30,
                                                                                          2002            2001
                                                                                     ------------    -----------

Identifiable assets (at period end):
   Workflow Solutions Division                                                       $    145,331    $   139,184
   Workflow Printing Division                                                             186,286        196,865
   Corporate                                                                               13,617         15,952
                                                                                     ------------    -----------
       Total                                                                         $    345,234    $   352,001
                                                                                     ============    ===========

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Geographic Segments

     The following table sets forth information as to the Company's operations in its different geographic segments:


                                                           Three Months Ended             Nine Months Ended
                                                      ----------------------------   ---------------------------
                                                       January 31,     January 31,    January 31,    January 31,
                                                           2002            2001           2002            2001
                                                      ------------    ------------   ------------    -----------
Revenues:
   United States                                      $    127,005    $    115,845   $    370,518    $   330,518
   Canada                                                   31,436          36,815         98,339        108,138
   Puerto Rico                                               2,720           2,528          7,779          7,587
                                                      ------------    ------------   ------------    -----------
       Total                                          $    161,161    $    155,188   $    476,636    $   446,243
                                                      ============    ============   ============    ===========

Operating income:
   United States                                      $      4,267    $      4,255   $     11,160    $    12,549
   Canada                                                    3,122           3,375          9,314          8,846
   Puerto Rico                                                 549             508            650            790
                                                      ------------    ------------   ------------    -----------
       Total                                          $      7,938    $      8,138   $     21,124    $    22,185
                                                      ============    ============   ============    ===========


                                                                                     January 31,       April 30,
                                                                                          2002            2001
                                                                                     ------------    -----------
Identifiable assets (at period end):
   United States                                                                     $    293,484    $   292,373
   Canada                                                                                  48,920         56,573
   Puerto Rico                                                                              2,830          3,055
                                                                                     ------------    -----------
       Total                                                                         $    345,234    $   352,001
                                                                                     ============    ===========

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

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

Consolidated Results of Operations

     Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

     Consolidated revenues increased 3.8%, from $155.2 million for the three months ended January 31, 2001, to $161.2 million for the three months ended January 31, 2002. The Company's Workflow Solutions Division revenues increased by $6.2 million or 7.9% and its Workflow Printing Division revenues decreased by $0.9 million or 1.2% when comparing the three months ended January 31, 2002 to the three months ended January 31, 2001. The increase in consolidated revenues was entirely due to the Company's business combinations consummated after October 31, 2000. Revenues from identical operations or entities that were acquired prior to October 31, 2000 have decreased $11.6 million or 7.4% for the three months ended January 31, 2002 when compared to the revenues for the three months ended January 31, 2001. The internal decline in revenues by division for identical operations was -6.3% for the Workflow Solutions Division and -8.4% for the Workflow Printing Division. Revenues for the three months ended January 31, 2002 and January 31, 2001, include revenues from eleven companies acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of Fiscal 2001 (the "Purchased Companies").

     International revenues decreased 13.2%, from $39.3 million, or 25.4% of consolidated revenues, for the three months ended January 31, 2001, to $34.2 million, or 21.2% of consolidated revenues, for the three months ended January 31, 2002. The decline in international revenues was primarily due to the depressed economic conditions in Canada and a decline in the Canadian exchange rate during the three months ended January 31, 2002. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

     Gross profit increased 1.3%, from $44.2 million, or 28.5% of revenues, for the three months ended January 31, 2001, to $44.8 million, or 27.8% of revenues, for the three months ended January 31, 2002. The increase in gross profit was a result of the Purchased Companies. The decrease in gross profit as a percentage of revenues was due to lower margins in the Workflow Printing Division because of pricing pressures, competition and lower than expected revenue volumes. The product lines that suffered the most significant impact were the commercial printing, direct mail and envelope product lines. For a discussion of the adverse effects of the September 11th terrorist attacks on the Company's business, see "Factors Affecting the Company's Business" below.

     Selling, general and administrative expenses increased 2.2%, from $36.1 million, or 23.3% of revenues, for the three months ended January 31, 2001, to $36.9 million, or 22.9% of revenues, for the three months ended January 31, 2002. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies. As a percentage of revenues, selling, general and administrative expenses decreased due to cost savings realized associated with the Company's restructuring plan implemented during the fourth quarter of Fiscal 2001 and the elimination of goodwill amortization expense as the Company adopted Financial Accounting Standards Statement ("FASB") No. 142, accounting for "Goodwill and Other Intangible Assets", which provides that goodwill and indefinite lived intangible assets will no longer be amortized. See "Note 9 to the Company's Consolidated Financial Statements" in Item 1 of Part 1 of this Form 10-Q.

     Interest expense, net of interest income, decreased 8.6%, from $3.5 million for the three months ended January 31, 2001, to $3.2 million for the three months ended January 31, 2002. This decrease in net interest expense was due to the reduction in overall market interest rates.

     Other income, net of other expense decreased 71.6% from net other income of $155,000 for the three months ended January 31, 2001, to net other income of $44,000 for the three months ended January 31, 2002. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Provision for income taxes increased 0.8% from $2.0 million for the three months ended January 31, 2001, to $2.0 million for the three months ended January 31, 2002, reflecting effective income tax rates of 42.0% and 41.6%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain Purchased Companies.

     Nine Months Ended January 31, 2002 Compared to Nine Months Ended January 31, 2001

     Consolidated revenues increased 6.8%, from $446.2 million for the nine months ended January 31, 2001, to $476.6 million for the nine months ended January 31, 2002. The Company's Workflow Solutions Division revenues increased by $25.4 million or 11.9% and its Workflow Printing Division revenues increased by $4.6 million or 1.9% when comparing the nine months ended January 31, 2002 to the nine months ended January 31, 2001. The increase in revenues was entirely due to the Company's business combinations consummated after April 30, 2000. Revenues from identical operations or entities that were acquired prior to April 30, 2000 have decreased $20.2 million or 4.4% for the nine months ended January 31, 2002 when compared to the revenues for the nine months ended January 31, 2001. The internal decline in revenues by division for identical operations was -2.1% for the Workflow Solutions Division and -6.5% for the Workflow Printing Division. Revenues for the nine months ended January 31, 2002, include revenues from eleven companies acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 2001 (the "Purchased Companies").

     International revenues decreased 8.3%, from $115.7 million, or 25.9% of consolidated revenues, for the nine months ended January 31, 2001, to $106.1 million, or 22.3% of consolidated revenues, for the nine months ended January 31, 2002. The decline in international revenues was primarily due to the depressed economic conditions in Canada and a decline in the Canadian exchange rate during the nine months ended January 31, 2002. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

     Gross profit increased 2.5%, from $129.5 million, or 29.0% of revenues, for the nine months ended January 31, 2001, to $132.8 million, or 27.9% of revenues, for the nine months ended January 31, 2002. The increase in gross profit was due to the Purchased Companies. As a percentage of revenues, gross profit decreased because the Workflow Printing Division experienced lower margins as a result of pricing pressures, competition and an overall decrease in manufacturing volumes within its commercial printing, direct mail and envelope operations. For a discussion of the adverse effects of the September 11th terrorist attacks on the Company's business, see "Factors Affecting the Company's Business" below.

     Selling, general and administrative expenses increased 4.0%, from $107.4 million, or 24.1% of revenues, for the nine months ended January 31, 2001, to $111.6 million, or 23.4% of revenues, for the nine months ended January 31, 2002. The increase in selling, general and administrative expenses was due to the Purchased Companies. As a percentage of revenues, selling, general and administrative expenses decreased due to the significant cost savings associated with the Company's restructuring plan implemented during the fourth quarter of Fiscal 2001. Also, during the nine months ended January 31, 2002, the Company ceased goodwill amortization as the Company adopted Financial Accounting Standards Statement ("FASB") No. 142, accounting for "Goodwill and Other Intangible Assets", which provides that goodwill and indefinite lived intangible assets will no longer be amortized. See "Note 9 of the Company's Consolidated Financial Statements" in Item 1 of Part 1 of this Form 10-Q.

     Interest expense, net of interest income, decreased 6.6%, from $10.5 million for the nine months ended January 31, 2001, to $9.8 million for the nine months ended January 31, 2002. This decrease in net interest expense was due entirely to the reduction in overall market interest rates.

     Other expense, net of other income increased $584,000 from other income of $0.4 million for the nine months ended January 31, 2001, to other expense of $0.2 million for the nine months ended January 31, 2002. Other expense primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Provision for income taxes decreased 7.5% from $5.0 million for the nine months ended January 31, 2001 to $4.6 million for the nine months ended January 31, 2002, reflecting effective income tax rates of 41.6% and 41.8%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were adjusted to reflect the occurrence of non-deductible goodwill amortization expense resulting from the acquisition of certain Purchased Companies.

Liquidity and Capital Resources

     At January 31, 2002, the Company had working capital of $82.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 31, 2002 was approximately $250.8 million.

     Workflow Management uses a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the Company's revolving credit facility. Cash at January 31, 2002, primarily represented customer collections and in-transit cash sweeps from the Company's subsidiaries at the end of the quarter.

     Workflow Management's anticipated capital expenditures budget for the next twelve months is approximately $10.0 million for new equipment and maintenance.

     During the nine months ended January 31, 2002, net cash provided by operating activities was $28.8 million. Net cash used in investing activities was $11.3 million, including $14.4 million used for acquisitions and additional purchase consideration and $9.6 million used for capital expenditures which were partially offset by the net proceeds of $10.9 million received on the sale of property and equipment and $1.9 million received from the collection of a notes receivable. Net cash used by financing activities was $18.2 million, which was mainly comprised of $15.6 million in net payments by the Company on its revolving credit facility and $2.3 in payments of other long-term debt.

     During the nine months ended January 31, 2001, net cash provided by operating activities was $10.0 million. Net cash used in investing activities was $15.0 million, including $18.6 million used for acquisitions and additional purchase consideration and $6.6 million used for capital expenditures which were partially offset by the collection of $9.8 million for net assets held for sale. Net cash provided by financing activities was $3.7 million, which included $14.4 million in net borrowings by the Company on its revolving credit facility to primarily pay for the acquisitions consummated during the period and $4.9 million used to repay subordinated debt, $3.0 million used for the issuance of notes to officers and $2.7 million in payments of other short-term debt.

     Workflow Management has significant operations in Canada. Net sales from the Company's Canadian operations accounted for approximately 20.6% of the Company's total revenues for the nine months ended January 31, 2002. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations.

     The Company has entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239.0 million available for working capital and acquisition purposes. The Credit Facility as amended is comprised of a $190.0 million revolver, including a $46.3 million sublimit for Canadian borrowings, and a $49.0 million amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10.0 million to $180.0 million. The Credit Facility matures on March 10, 2004 and is secured by substantially all assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. Included within these financial covenants is a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. At January 31, 2002, the Total Leverage Ratio calculated under the Credit Facility was 3.73 to 1.0. The Company could borrow an additional $2.5 million under the Credit Facility for working capital purposes and remain in compliance with the facility. Interest rate options are available to the Company conditioned on certain leverage tests. The maximum rate of interest is the prime rate from time to time in effect. The Credit Facility is also available to fund the cash portion of future acquisitions, subject to maintenance of bank covenants and total availability under the facility. At January 31, 2002, the Company had $155.7 million outstanding under the Credit Facility, at an annual interest rate of approximately 7.0%, and up to $83.3 million available under the Credit Facility for acquisitions and working capital purposes subject to compliance with certain covenants as discussed above. During the nine months ended January 31, 2002, the Company incurred $9.3 million in interest expense relating to the Credit Facility.

     There can be no assurance that the Company will be able to obtain waivers from its lenders for a breach of the Senior Leverage Ratio if such a breach occurs or that the Company will be able to generate cash to reduce borrowings under the Credit Facility to avoid a breach of the Senior Leverage Ratio. A breach of the Senior Leverage Ratio that is not waived by the Company's lenders would have a material adverse effect on the Company's financial condition.

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

     The Company entered into a sale-leaseback transaction involving five Company-owned buildings during the nine months ended January 31, 2002 to reduce its leverage. Net cash proceeds to the Company after taxes and fees associated with this transaction are expected to be approximately $6.7 million. The entire net proceeds were used to pay down debt.

     The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations and acquisition purposes for the next twelve months. The Company expects that additional financing under the Credit Facility will be sufficient to meet its long-term liquidity requirements for operations. However, the Company may pursue acquisitions in the next twelve months and thereafter, which are expected to be funded through cash, stock or a combination thereof. The Company may have to seek additional funding for its long-term liquidity from the issuance of additional bank debt, the issuance of public debt or the issuance of additional common stock in the public markets. There can be no assurance that additional sources of financing will not be required during the next twelve months or thereafter.

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

Inflation

     The Company does not believe that inflation has had a material impact on its results of operations during the three and nine month periods ended January 31, 2002 and January 31, 2001, respectively.

New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000 ("SFAS No. 133 as Amended"), effective for the Company's fiscal year beginning May 1, 2001. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Effective May 1, 2001, the Company has implemented SFAS No. 133 as Amended.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. The Company is required to adopt the provisions of SFAS 144 effective April 1, 2002. Management believes that the adoption of SFAS 144 will not have a material impact on the Company's results of operations, financial position or cashflows.

Factors Affecting the Company's Business

     Adverse Effects of September 11 Terrorist Attacks and Anthrax Developments. On September 11, 2001, the United States suffered terrorist attacks of unprecedented scope in New York City and Washington, D.C. In response to these attacks, the United States retaliated with large scale overseas military operations. In the aftermath of the terrorist attacks and military response, the U.S. economy worsened and entered a recession. New York City, where the Company generates a significant portion of its revenues, in particular has suffered deteriorating economic conditions after September 11. The Company believes that the general weakening of the U.S. economy, and the weakening of the economy in New York City in particular, had an adverse effect on the Company's financial results during the nine months ended January 31, 2002 and may continue to have a similarly adverse effect in future periods. There can be no assurance that the terrorist attacks, or any further retaliatory action by the United States, will not continue to adversely affect the U.S. economy in general, the New York City economy in particular and the Company's overall financial results for a significant period of time.

     In addition to the terrorist attacks and U.S. military response, a small number of U.S. citizens contracted anthrax disease after September 11. The disease appears to be the result of an intentional effort by parties not yet identified to infect the U.S. mail with anthrax. These anthrax cases have created general public concern about the safety of U.S. mail, which in turn has led to a decrease in the use of direct mail by businesses that historically have relied upon direct mail solicitations for marketing and related purposes. Historically, approximately 30% of the Company's revenues have been generated from the envelope and direct mail industries. In addition to the adverse effects to the Company's business as a result of overall economic conditions in the U.S. since September 11, the Company's envelope and direct mail business has suffered, and may continue to suffer in future periods, as a result of anthrax concerns. In light of continuing uncertainty about anthrax and the safety of the U.S. mail, the Company closed certain production facilities and the Company cannot give any assurances as to when or whether its direct mail and envelope business will return to historical levels.

     Dependence Upon Acquisitions for Future Growth; Potential Divestitures. One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional graphic arts businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified that acquisitions can be completed on acceptable terms, if at all. Moreover, the consolidation of the North American graphic arts industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. During the first nine months of Fiscal 2002, the Company has pursued and consummated far fewer acquisitions than in prior periods and this trend is likely to continue for the rest of Fiscal 2002. In addition, the Company may determine that its business interests would be best served by selling certain subsidiaries, assets or operations to third parties. Accordingly, the Company has in the past considered, and will continue to consider in the future, divestitures of certain operations or assets to the extent management believes that such transactions could improve the Company's overall financial condition and/or future prospects. Any such divestitures would reduce the Company's revenues. Divestitures could also (i) eliminate certain products or product lines that the Company has historically offered to its customers and (ii) reduce or eliminate the Company's presence in certain geographic markets.

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

     Material Amount of Goodwill. Approximately $124.3 million, or 36.0% of the Company's total assets as of January 31, 2002, represents intangible assets, the significant majority of which is goodwill. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Due to the newly issued Financial Accounting Standards Board Statement ("FASB") No. 142, the Company no longer deducts goodwill amortization against earnings. The Company adopted Statement No. 142 effective May 1, 2001, which is the first day of Fiscal 2002. For all fiscal years prior to Fiscal 2002, the Company amortized goodwill using a straight-line method over a period of 40 years with the amount amortized in a particular period constituting a non-cash expense that reduced the Company's net income. Under the new FASB Statement No. 142 and as previously required, the Company must periodically evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, Workflow Management would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the write down of goodwill could have a material and adverse impact upon the Company's net income or the market price of the Company Common Stock.

     Risks Associated with Canadian Operations. Workflow Management has significant operations in Canada. Revenues from the Company's Canadian operations accounted for approximately 20.6% and 24.0% of the Company's total revenues for the nine months ended January 31, 2002 and the fiscal year ended April 30, 2001, respectively. As a result, Workflow Management is subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Workflow Management is also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of the Company's Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on the Company's business, financial condition and results of operations. Workflow Management does not currently engage in currency hedging transactions.

For additional risk factors, refer to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings are primarily dependent upon LIBOR rates. The estimated fair value of the Company's long-term debt approximated its carrying value at January 31, 2002.

     The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and a termination date of March 10, 2004. The Company exchanged its variable interest rate on $100.0 million in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under its Credit Facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100.0 million notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This Swap is cash settled quarterly, with interest expense adjusted for amounts paid or received. If 3-month LIBOR were to increase or decrease by 1.0%, the impact to the Company would be a savings of $1.0 million in interest expense or an additional interest expense of $1.0 million over the interest charged on $100.0 million in debt under the variable 3-month LIBOR.

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

                            WORKFLOW MANAGEMENT, INC.

       March 15, 2002                        By: /s/ Thomas B. D'Agostino, Sr.
------------------------------                  --------------------------------
            Date                             Thomas B. D'Agostino, Sr.
                                             Chairman of the Board, Director,
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)


       March 15, 2002                        By: /s/ Michael L. Schmickle
-------------------------------                 --------------------------------
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