Form 10-Q/A
period 2002-01-31
WORKFLOW MANAGEMENT INC
filed 2002-04-26
CIK 1055564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 2
                                       to
                                    Form 10-Q


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
                                                     ============    ===========

NOTE 4 - LONG-TERM DEBT
-----------------------

Revolving Credit Facility


     The Company has entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239,000 available for working capital and acquisition purposes. The Credit Facility, as amended, is comprised of a $190,000 revolver, including a $46,300 sublimit for Canadian borrowings, and a $49,000 amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10,000 to $180,000. The Credit Facility matures on March 10, 2004 and is secured by substantially all of the assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. At January 31, 2002, the Company had $155,700 outstanding under the Credit Facility, at an annual interest rate of approximately 7.0%. During the nine months ended January 31, 2002, the Company incurred $9,318 in interest expense relating to the Credit Facility.

     The Credit Facility requires the Company to remain in compliance with certain financial covenants which include a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior, Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. At January 31, 2002, the Total Leverage Ratio calculated under the Credit Facility was 3.82 to 1.0. Accordingly, the Company was in default of the Credit Facility's financial covenants. Additionally, the Company does not believe that it will be in compliance with the Senior Leverage Ratio at April 30, 2002.

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

     The Company has entered into a secured revolving credit facility (the "Credit Facility") underwritten and agented by Fleet Bank with $239.0 million available for working capital and acquisition purposes. The Credit Facility, as amended, is comprised of a $190.0 million revolver, including a $46.3 million sublimit for Canadian borrowings, and a $49.0 million amortizing term note. Effective April 30, 2002, the revolver portion of the Credit Facility will be reduced by $10.0 million to $180.0 million. The Credit Facility matures on March 10, 2004 and is secured by substantially all of the assets of the Company and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. At January 31, 2002, the Company had $155.7 million outstanding under the Credit Facility, at an annual interest rate of approximately 7.0%. During the nine months ended January 31, 2002, the Company incurred $9.3 million in interest expense relating to the Credit Facility.

     The Credit Facility requires the Company to remain in compliance with certain financial covenants which include a total debt to pro forma EBITDA maximum ("Total Leverage Ratio") of 3.75 to 1.0. Effective April 30, 2002, the Credit Facility provides an additional covenant of senior Credit Facility debt to pro forma EBITDA maximum ("Senior Leverage Ratio") of 3.5 to 1.0. At January 31, 2002, the Total Leverage Ratio calculated under the Credit Facility was 3.82 to 1.0. Accordingly, the Company was, and remains, in default of the Credit Facility's financial covenants.

     Additionaly, the Company does not believe that it will be in compliance with the Senior Leverage Ratio at April 30, 2002. The Company is currently working with its lenders to obtain a waiver for its default under the financial covenants and to amend certain provisions of the Credit Facility. While the terms of the waiver and amendment of the Credit Facility have not been fully negotiated, the Company will likely be required to pay fees to its lenders. The Company is also considering and pursuing strategic alternatives that could generate cash to reduce borrowings under the Credit Facility. There can be no assurance that the Company will be able to obtain the waiver and amendment of the Credit Facility from its lenders or that the Company will be able to generate cash to reduce borrowings under the Credit Facility. The Company's financial condition is likely to be materially and adversely affected in the event that the Company's default under the Credit Facility is not waived by its lenders.


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


       April 26, 2002                        By: /s/ Thomas B. D'Agostino, Sr.
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


       April 26, 2002                        By: /s/ Michael L. Schmickle
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