Form 10-K
period 2002-04-30
WORKFLOW MANAGEMENT INC
filed 2002-06-14
CIK 1055564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ____________________________

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002

                         Commission file number 0-24383

                            WORKFLOW MANAGEMENT, INC.

             (Exact name of registrant as specified in its charter)

                      Delaware                            06-1507104
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)


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

       Securities registered pursuant to Section 12(g)of the Exchange Act:

                                  Common Stock

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No____
                                             ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 5, 2002: $42,172,296.

          The number of shares of common stock of the registrant outstanding as of June 5, 2002: 13,145,655.

                                     PART I

         Unless indicated otherwise, "Workflow," the "Company," "we," "us" and "our" refer to Workflow Management, Inc. and its subsidiaries. The following discussion is qualified in its entirety by the detailed information, including "Risk Factors" in Item 1 and the consolidated financial statements of Workflow in Item 8 appearing elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "expect," "plan" and similar expressions are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1. Business - Risk Factors," "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed elsewhere in this Form 10-K.

         In this Form 10-K, "Fiscal 2000," "Fiscal 2001" and "Fiscal 2002" refer to our fiscal years ended April 30, 2000, 2001 and 2002, respectively. Prior to Fiscal 2000, our fiscal year ended on the last Saturday in April each year, however, during Fiscal 2000, our board of directors approved changing our fiscal year-end date to April 30th of each year. As a result of this change, Fiscal 2002 and Fiscal 2001 were both comprised of 365 days, as compared to 372 days for Fiscal 2000.

Item 1.  Business

Spin-off Transaction

         Workflow was incorporated in the state of Delaware on February 13, 1998. The Company currently conducts its operations through 24 direct or indirect United States and Canadian subsidiaries. The principal executive offices of the Company are located at 240 Royal Palm Way, Palm Beach, Florida 33480. Workflow's telephone number is (561) 659-6551.

         Workflow was formed by U.S. Office Products Company, a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that closed in June 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products common stock ("U.S. Office Products Common Stock") 14,642,981 shares (the "Workflow Distribution") of the Company's common stock, par value $.001 per share (the "Company Common Stock") pursuant to the terms of a distribution agreement. Holders of U.S. Office Products Common Stock were not required to pay any consideration for the shares of Company Common Stock they received in the Workflow Distribution. The Workflow Distribution occurred on June 9, 1998.

Company Overview

         We are the largest distributor of printed business products in North America and we are also a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 43,000 customers in North America ranging in size from small businesses to Fortune 100 companies. As a procurement, logistics and distribution manager for document, print and office products, we serve as the primary source of these business supplies for our customers. According to Print Solutions Magazine, in 2001 we ranked as the top distributor in the document products industry based on revenues. We operate through two divisions: Workflow Solutions, which provides our customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products; and Workflow Printing, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging, and labels and signs. We operate 18 manufacturing facilities, 15 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America, with total assets of $358.2 million and approximately 3,000 full-time employees at April 30, 2002. For Fiscal 2002, our revenues, Adjusted EBITDA(1) and net income were $640.1 million, $40.1 million and $9.2 million, respectively. Since Fiscal 1998, our revenues, Adjusted EBITDA and net income have increased at compounded annual growth rates ("CAGR") of 16.0%, 11.5% and 2.9%, respectively.



(1) Adjusted EBITDA is defined as operating income plus depreciation and amortization adjusted to exclude the effect of the costs related to the abandoned initial public offering of our subsidiary iGetSmart.com, Inc. of $1.7 million in Fiscal 2001 and the restructuring costs, strategic restructuring plan costs and non-recurring acquisition costs we expensed of $8.3 million, $1.5 million, $3.8 million and $2.6 million in Fiscal 2001, Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Adjusted EBITDA is a basis upon which we assess our financial performance. Adjusted EBITDA is not intended to represent cash flow from operations in accordance with generally accepted accounting principles ("GAAP") and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Workflow Solutions Division

         Our Workflow Solutions Division is the largest distributor of printed business products in North America and a leading provider of related outsourced business management services, which include vendor-neutral custom print sourcing, workflow consulting and integrated storage and distribution services. During Fiscal 2002, this division generated $314.6 million of revenues (excluding $4.9 million of intracompany revenues), representing 49.2% of our revenues, and $20.5 million of Adjusted EBITDA before corporate overhead(2) which is not allocated to our divisions. Of these revenues, $185.9 million, or 59.1%, were generated from customers who have fully integrated our proprietary web-based GetSmart(R) system. Since introducing GetSmart(R) in 1987, we believe that substantially all of our GetSmart(R) customers continue to utilize the system in their ongoing operations. This division has over 500 sales and customer service representatives that service a stable and diversified base of approximately 23,000 customers. This customer base includes Aetna, the American Heart Association, Banco Popular, Barneys of New York, Brookstone, Busch Gardens, Canon, Credit Suisse First Boston, Dollar General, Family Dollar Stores, Federated Department Stores, Grainger, Group Health, Health Insurance Plan of NY, KB Toys, Kraft Foods, Rent-A-Center, and Wells Fargo, many of whom have been our customers for over 10 years. We were ranked the top distributor of document products in the financial services, medical and retail sectors in 2001 by Print Solutions Magazine. In addition, Print Solutions has recognized us as the top distributor for commercial printing, forms and labels and tags.

         According to CAP Ventures, Inc., an industry research firm, the direct cost of printed business products represents only a small portion of a typical company's total annual print budget while the cost of procuring, managing, storing, using and distributing printed business products accounts for the overwhelming majority of such budget. As a result, outsourcing of document management is expected to grow at 12.5% per year according to CAP Ventures. By outsourcing non-core print related operations, our customers decrease their costs and improve control over their print related expenditures by (i) leveraging our nationwide network of approximately 8,000 print vendors, including our own manufacturing facilities, (ii) establishing more efficient inventory levels, and (iii) consolidating requisitions, productions and deliveries. We utilize our proprietary distribution management system, GetSmart(R), to provide our customers automated, vendor-neutral inventory management and order fulfillment services. In addition, GetSmart(R) connects our customers with a broad network of independent vendors and over 900,000 SKUs of customized print products and offers our customers web-based access to our nationwide warehousing network to further facilitate the ordering, storage and shipment of their printed business and office supplies.

Workflow Printing Division

         Our Workflow Printing Division manufactures and prints a full range of products for approximately 20,000 customers through our 26 North American manufacturing and print-on-demand facilities. We are one of the leading printers of envelopes in New York, New Jersey and Pennsylvania, one of the largest commercial printers and direct mail houses in California, and the largest document printer in Canada. In Fiscal 2002, this division generated $325.5 million of revenues (excluding $8.3 million of intracompany revenues), representing approximately 50.8% of our total revenues, and $25.8 million of Adjusted EBITDA before corporate overhead which is not allocated to our divisions. Our diversified customer base includes: ADP, Alaska Airlines, Ameritrade, Bank of Montreal, Chase Manhattan Bank, Citibank, Fleet Bank, Hartz Mountain, Merrill Lynch, Metropolitan Life, Salomon Smith Barney, Shell Canada, Toronto Dominion Bank, and Travelers Insurance, many of whom have been our customers for over 10 years. This division's extensive product line includes:
(i) envelopes, including specialty envelopes for use in credit card solicitations, monthly statements, annual reports, direct mail and airline itinerary jackets, (ii) custom documents, such as invoices, purchase orders and checks, (iii) commercial printing, such as product and corporate brochures, catalogs and directories, (iv) direct mail literature, (v) specialty packaging,
(vi) labels and signs, including high quality silkscreen and flexographic labels and signs, and (vii) print-on-demand, such as that provided by our on-line document management system. This division also offers design services to our customers utilizing several digital pre-press systems for converting text and graphics to film and plates prior to printing. Our printing operations, combined with our extensive vendor network and distribution capabilities, give us broad flexibility to meet our customers' demand for printed products.


(2) Adjusted EBITDA before corporate overhead is defined as operating income plus depreciation and amortization adjusted to exclude the effect of the costs related to the abandoned initial public offering of our subsidiary iGetSmart.com, Inc. of $1.7 million in Fiscal 2001 and the restructuring costs, strategic restructuring plan costs and non-recurring acquisition costs we expensed of $8.3 million, $1.5 million , $3.8 million and $2.6 million in Fiscal 2001, Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively, and excludes corporate overhead which is not allocated to our divisions. Adjusted EBITDA before corporate overhead is a basis upon which we assess our financial performance. Adjusted EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation and excluding the allocation of corporate overhead.

Industry Overview

         Business Processing Outsourcing Industry

         According to Gartner Group, the U.S. business processing outsourcing industry has grown to over $76 billion in 2001 as companies continue to streamline operations, reduce costs and focus on their core competencies. Of the many business processes targeted for outsourcing, office management services related to printed business communications have become a major focus, accounting for approximately $819 billion in costs in 2001 according to CAP Ventures. Companies have begun to focus on outsourcing not only the $117 billion in printed business communication product costs, but also the $702 billion in costs related to printed business communications processes such as the management, storage, distribution, procurement and use of printed business products and documents. According to CAP Ventures, this trend towards outsourcing a greater proportion of the printed business communications process has created rapid growth in the print-on-demand market and the document outsourcing industry is expected to grow from $28 billion in revenues in 2000 to over $50 billion in 2005, representing a CAGR of 12.5%. Business process outsource providers are typically small to medium sized document and forms distributors and diversified print management companies, as well as technology companies that have attempted to leverage their capabilities to provide a total outsourcing solution.

         Printing Industry

         The printing industry is one of the largest industries in the United States, with total annual U.S. sales in 2001 of approximately $159 billion and a CAGR of 3.8% since 1996 according to Printing Industry of America, Inc. General printing services include commercial printing, financial printing, book publishing, quick printing and the production of business documents, greeting cards and other stationery-type products. As the printing industry's growth rate has slowed in recent years and competitive pressures have increased, there has been a gradual trend toward consolidation in the industry; however, the industry remains extremely fragmented with approximately 46,000 printing businesses nationwide. According to Printing Industry of America, the largest segments of the industry in which we compete are (i) general commercial printing, including direct mail advertising, which generated over $53 billion in U.S. sales in 2001 and has grown at a CAGR of 4.3% since 1996 and (ii) packaging printing, including envelopes, flexible packaging and paper boxes, which generated over $22 billion in U.S. sales in 2001 and has grown at a CAGR of 5.1% since 1996. In these segments, the market is generally serviced by privately owned printers that typically employ fewer than 20 people. We believe no company accounted for more than 5% of total industry sales in 2001.

Our Competitive Strengths

         We believe that our business is characterized by the following competitive strengths:

         Full-Service Provider of High Quality, Value Added Services and Products. We are a full-service provider of one of the broadest and most complete offerings of quality services and products in our industry. By offering an integrated single source solution to address both outsourcing and print manufacturing needs, we enable our customers to streamline their internal document processes, reduce their costs and enhance their printed business communications. Our GetSmart(R) system provides our customers with vendor-neutral access to over 7,000 suppliers, which allows for a competitive bidding process and lower costs. In addition, through GetSmart(R), our customers can reduce costs and identify process improvements by (i) managing their cost centers, (ii) monitoring product activity, (iii) entering product orders, and
(iv) generating reports on usage trends, dollar expenditures, order histories, inventory information and low stock notices. In Fiscal 2002, approximately 18,000 customers generating $185.9 million in revenues utilized the GetSmart(R) system. Through our print manufacturing facilities, we can print virtually anything, from business cards to premium full-color brochures and annual reports and from basic envelopes to highly customized direct mailers. We offer a broad range of services that are tailored to the needs of our customers, including digital pre-press technology.

         Proven, Diversified Business Model. We currently operate one of the largest print manufacturing and distribution networks in North America, with 41 print manufacturing and distribution facilities. From Fiscal 1998 to Fiscal 2002, our revenues, Adjusted EBITDA and net income increased at CAGRs of 16.0%, 11.5% and 2.9%, respectively. Our Solutions Division experienced rapid growth with revenues increasing from $104.5 million in Fiscal 1998 to $314.6 million in Fiscal 2002, representing a CAGR of 31.7%. During the same period, our Solutions Division's Adjusted EBITDA before corporate overhead increased from $6.5 million to $20.5 million, representing a CAGR of 33.3%. Our Printing Division demonstrated stable revenues, increasing from $248.9 million in Fiscal 1998 to $325.5 million in Fiscal 2002, representing a CAGR of 6.9%. During the same period, our Printing Division's Adjusted EBITDA before corporate overhead increased from $20.7 million to $25.8 million, representing a CAGR of 5.6%. We believe that our diverse customer base and revenue sources will provide not only stable cash flows, but also mitigate any single customer risk. For Fiscal 2002, no single customer accounted for more than 4% of our total revenues.

         Strong, Long-Term Customer Relationships. We sell our products to approximately 43,000 customers and we maintain long-term strategic relationships with leading financial institutions, health care providers and insurers, and consumer product companies. Our ten largest customers for Fiscal 2002 included:
ADP, the American Heart Association, Banco Popular, Bank of Montreal, Citigroup, Dollar General, Health Insurance Plan of NY, KB Toys, Kraft Foods, and Rent-A-Center. The length of our relationships with our ten largest Fiscal 2002 customers averages approximately 10 years. Additionally, since introducing GetSmart(R) in 1987, we believe that substantially all of our GetSmart(R) customers continue to utilize the system in their ongoing operations. By maintaining a strong base of long-term customer relationships, we are better able to manage our costs and invest to grow our business.

         Experienced Management Team. Our senior management team, which consists of our four executive officers and nine key managers of our operating subsidiaries, has an average of approximately 19 years of service in the print industry. Our Chairman, President and Chief Executive Officer, Thomas B. D'Agostino, Sr., has spent over 30 years in the printing industry. Collectively, this management team has over 240 years of experience in the printing industry and an average tenure with us of 12 years.

Our Business Strategy

         The principal features of our business strategy are outlined below:

         Tailor End-to-End Solutions to Customer Needs. We believe we are one of the few printing and document management companies that has successfully marketed creative, production and distribution services to address customer-specific printing and processing needs. As the printing industry continues to change, particularly as a result of the Internet, the needs of our customers continue to evolve. We have adapted our strategy to continue to meet these demands through GetSmart(R), our electronic inventory and distribution management system. Our goal is to expand our market share of both new and existing customers by continuing to offer comprehensive, distinct and customized solutions. We believe that this full service strategy will enhance our internal growth rate as we capitalize on our market expertise.

         Utilize Our Extensive Distribution Network to Capitalize upon the Expanding Outsourcing Market. The outsourcing market continues to grow as businesses streamline operations, reduce costs and focus on core competencies. According to recognized industry sources, U.S. companies with annual revenues greater than $500 million will on average spend 7% of their revenue on outsourcing. We believe that companies are seeking to reduce operating costs by outsourcing the management of their purchasing, sourcing, distribution and fulfillment processes. We also believe that these customers want to align themselves with printing businesses that have a significant national presence and a wide range of capabilities to offer both commercial print and other essential print-related services. We intend to expand our revenues by leveraging our top ranked national distribution network and our over 900 sales and customer service representatives. In addition, we will continue to cross sell GetSmart(R) to our printing customers so that they further realize the benefits of increased fulfillment and document management services provided by this solution.

         Selectively Pursue Strategic Acquisitions to Expand Our Customer Base. The highly fragmented industry in which we operate offers significant opportunity for additional acquisitions. We believe opportunities exist both to consolidate market share and to broaden our product offerings in our markets. We intend to focus on acquisitions within our geographic markets, which will leverage our existing outsourcing, production and distribution capabilities without incurring significant additional overhead costs. We intend to finance these acquisitions primarily through cash flows from operations and/or from the issuance of Common Stock. Pursuing a controlled acquisition strategy will allow us to acquire new customers likely to purchase our value added print solution services and create operating efficiencies and increase economies of scale.

Product Lines

         The following table sets forth the amount of the Company's revenues (in thousands), net of intersegment revenues, derived from its reportable operating segments:

                                                                      Fiscal
                                             --------------------------------------------------
                                                 2002              2001              2000
                                             --------------    --------------    --------------

          Workflow Solutions Division        $      314,648    $      286,396    $      221,795
          Workflow Printing Division                325,436           316,882           325,266
                                             --------------    --------------    --------------
               Total                         $      640,084    $      603,278    $      547,061
                                             ==============    ==============    ==============

See Notes to Consolidated Financial Statements in the Company's financial statements included in Item 8 in this Form 10-K for additional segment and geographic information.

         Workflow Solutions Division

         Product Offerings. The Workflow Solutions Division offers customers a wide variety of products through our more than 500 sales and customer service representatives and a nationwide network of over 8,000 vendors. These products include:

         .        commercial printing, including design and pre-press;
         .        corporate stationery;
         .        direct mail;
         .        data mailers and envelopes;
         .        electronic forms;
         .        continuous, snap-apart forms and cut sheets;
         .        tags and labels;
         .        computer paper, supplies and accessories;
         .        office supplies and furniture; and
         .        promotional products and advertising specialties.

         Print Management Outsourcing Services. We support the product offerings of the Workflow Solutions Division with a selection of value-added services. For many businesses, the costs of managing, storing and using printed products exceed their purchase price. We seek to control our customers' costs and improve efficiency by providing systems analysis, design, and facilities and inventory management services. We deliver our print management services through GetSmart(R), our proprietary computerized transaction and information system. We typically do not charge a separate fee for these management services, but instead tailor our product pricing to reflect the services provided.

         The GetSmart(R) system provides transaction, reporting and control capabilities to our customers. Customers can access GetSmart(R) either off-line, through sales and customer support personnel, or on-line, through wide area network, dial-up, leased-line, and Internet connections. We believe this array of delivery options makes GetSmart(R) attractive by automating many of the time-consuming steps of the procurement cycle, increasing productivity and reducing operating costs. Customers of every size and complexity also benefit by improved inventory controls and increased focus on core competencies.

         GetSmart(R) can generate more than 200 real-time and periodic reports to customers. These reports detail, summarize, and analyze purchases, inventory levels, utilization rates, and billing by cost center, product, and product line to meet each customer's specific needs. Reports can be viewed on-screen in real time, printed at the customer's premises, printed remotely and delivered to a customer, or transmitted electronically for further processing by a customer's internal management information system. The GetSmart(R) system maintains five years of historical data on-line for comparative reports and analyses. In addition, GetSmart's(R) base line pricing report routinely analyzes changes in prices charged to customers, an analysis we believe is unique in the industry. GetSmart(R) also provides customers with a system of management controls for certain services. Customers may control cost center access with passwords, allocate inventories to cost centers, limit the transacting and reporting authority of each cost center by product or product line, constrain purchases and requisitions to amounts budgeted for each cost center, and suspend transactions until they are reviewed and approved.

         Workflow Printing Division

         The Workflow Printing Division produces the following principal products through our manufacturing facilities:

         Envelopes. We offer a complete line of conventional and specialty envelopes for applications such as billing, credit card solicitations, annual reports, proxy solicitations, direct mail and airline tickets. Our envelopes are of varying sizes and specialized materials, with constructions including wallet flap, flat mailer, safety fold, peel and seal, clasp, button and string, window, expansion and continuous. We customize dimensions, materials, construction and graphics to customers' specific requirements.

         Custom Documents. We offer a complete line of custom and stock documents, such as invoices, purchase orders, money orders and bank drafts. These documents may be fan-folded, roll-fed, snap-apart or cut-sheet, and manufactured to specification with respect to content, size, plies, paper and inks.

         Commercial Printing. Our commercial printing line includes products such as corporate brochures, catalogs, directories, calendars, posters, point of purchase displays and promotional products. These products are designed and manufactured to customers' requirements. This division provides a variety of custom services, including art direction, digital and conventional design, layout, illustration, photography and production.

         Direct Mail. Our direct mail operations are equipped to handle the design, management and lettershop needs of individual direct mail projects and ongoing campaigns. Our capabilities include conventional and electronic pre-press, full web and sheetfed printing, data processing and laser printing, and extensive bindery and lettershop services.

         Specialty Packaging. Our packaging operations include the design, print and manufacture of folding boxes, plastic packaging, corrugated boxes, "window" box packaging and patented collapsible, re-useable cartons. Statistical process control and waterless lithography printing are utilized for these products.

         Labels and Signs. We offer a wide range of label and signs from product and packaging labels to bumper stickers, outdoor signs and backlit vending machine facings. The processes utilized include die cut and digital cut vinyl, flexographic and screen printing.

         Print-on-Demand. Our print-on-demand services allow customers to have their materials printed immediately direct-from-file, thereby bypassing the usual pre-production steps of film and plates. Files can be accepted in a wide variety of formats and program platforms either on disk or through the Internet. This technology is designed for customers who need fast turnaround times and shorter print runs.

Operations

         Sales. We sell products directly to end-users, as well as to distributors and brokers who re-sell to end-users. We currently employ more than 900 sales representatives and customer service personnel in 63 sales offices throughout North America. A majority of our sales representatives are compensated primarily through commissions based on either product sales or gross margins, and have entered into written agreements that limit their ability to solicit or accept business from our customers following a termination of employment.

         Distribution. Products purchased by our customers are either shipped directly to customers or held in inventory and shipped as requisitioned by customers. Finished goods we purchase from manufacturers and wholesalers are either shipped directly to customers by vendors, or shipped to, stored in, and shipped from one of our distribution centers. We lease our 15 distribution centers and rent additional warehouse space as necessary. We employ approximately 300 distribution personnel. Products are transported from our suppliers and to our customers by UPS and other short-haul, regional, contract and custom carriers, as well as by air and ground courier services.

         Manufacturing. We operate 18 manufacturing facilities in 6 states and 4 Canadian Provinces. These plants employ more than 1,500 manufacturing personnel and utilize over 226 presses and other machines. Our broad line of envelopes and packaging is manufactured in four plants located in New York, New Jersey and Pennsylvania. Our Canadian facilities produce documents, commercial print and labels throughout the country. Our commercial print and direct mail facilities are located in southern California and our specialty label plant is located in west Columbia, South Carolina. In addition, we operate a network of 8 print-on-demand facilities, providing digital imaging and litho quick printing. We also operate several conventional and digital pre-press systems for converting text and graphics to film and plates prior to printing. Among these pre-press capabilities are several state-of-the-art digital systems which enhance overall production efficiency and provide high-process capabilities to customers.
                                       7

         Purchasing. Our Workflow Solutions Division purchases finished goods for resale to customers. In addition to our manufacturing facilities operated by our Printing Division, we have more than 8,000 suppliers of finished goods, including, among the largest, Hano Document Printers, Inc., Highland Computer Forms, Inc., Times Printing Co., Inc., Repacorp Label Products, Inc., and United Computer Supplies, Inc.

         Our Workflow Printing Division purchases raw materials such as paper stock, ink, stock envelopes, adhesives, plates, film, chemicals and cartons from a variety of manufacturers and resellers. These materials are purchased job-by-job or under contracts with terms of up to two years. Longer-term supply contracts generally specify services to be provided and may guarantee product availability, but typically reserve to vendors the right to adjust prices as required by market conditions. The largest suppliers of paper stock to our Workflow Printing Division are Unisource, Tri-State Envelope Corp., Williamette Industries, Inc., New York Envelope Corp. and Weyerhauser of Canada.

Customers

         We have approximately 43,000 customers ranging in size from small businesses to Fortune 100 companies, including financial institutions, health care providers and insurers, and consumer product companies. Some of our significant customers include: ADP, the American Heart Association, Banco Popular, Bank of Montreal, Citigroup, Dollar General, Health Insurance Plan of NY, KB Toys, Kraft Foods, and Rent-A-Center.

Competition

         Our industry is highly competitive and fragmented. Most of our Solutions Division's competitors are small to medium sized document and forms distributors and diversified print management companies, as well as technology companies that have attempted to leverage their capabilities to provide a total outsourcing solution. Our Printing Division competes against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us in both volume and production quality. Although we believe customers are price sensitive, we also believe that customer service and high quality products are important competitive factors. We believe we provide premium quality and customer service while maintaining competitive prices through stringent cost control efforts. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capabilities and price. We believe we compete effectively in each of these areas.

Employees

         We currently have approximately 3,000 full-time and 200 part-time employees, including approximately 900 in sales and sales support and over 1,500 in print production. Approximately 22.4% of our approximately 2,000 U.S. and Puerto Rican employees and approximately 50.5% of our approximately 1,200 Canadian employees are represented by labor unions.

Intellectual Property

         We have 15 federally registered trademarks in the U.S. and 7 pending registrations, and we have 45 federally registered trademarks in Canada and 1 pending registration. We believe that our trademarks and other proprietary rights are material to the operations of our business. We regard our GetSmart(R) software as proprietary, and we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect these rights. We do not believe that any of our software, trademarks or other proprietary rights are being infringed by third parties, or that they infringe proprietary rights of third parties.

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

         The past and present business operations of the Company that are subject to the Environmental Laws include the use, storage, handling and contracting for recycling or disposal of hazardous and nonhazardous materials such as washes, inks, alcohol-based products, fountain solution, photographic fixer and developer solutions, machine and hydraulic oils, and solvents. Workflow generates both hazardous and non-hazardous waste.

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

Executive Officers

         Thomas B. D'Agostino, Sr., age 60, has served as the Chairman of our Board of Directors since February 1998. He has simultaneously served as our President and Chief Executive Officer for the greater part of his tenure as the Chairman of the Board and he currently serves in this role. Mr. D'Agostino, Sr. was President of SFI Corp. ("SFI Corp."), an office consumables distribution company and predecessor of SFI of Delaware, LLC ("SFI"), one of our principal subsidiaries, and SFI Corp.'s predecessor company, Forms & Peripherals, Inc., from 1972 until 1998. He was appointed President of U.S. Office Products Company's Print Management Division in January 1997 when U.S. Office Products Company acquired SFI. We were spun-off from U.S. Office Products Company on June 9, 1998.

         Thomas B. D'Agostino, Jr., age 35, has served as the President of the Workflow Solutions Division since December 1998 and as a member of our Board of Directors since 1999. He has also served as President and Chief Executive Officer of our iGetSmart.com, Inc. subsidiary since August of 1999. Mr. D'Agostino, Jr. also served briefly as our Co-President during Fiscal 2001. He served as President of SFI from 1998 to December 1999 and as Vice President of Sales of SFI from 1997 until 1998. From 1995 to 1997, he served as President of our former subsidiary, Hano Document Printers, Inc. ("Hano"), a business forms manufacturing company.

         Steve R. Gibson, age 42, was appointed President of our Workflow Printing Division on May 1, 2001 and has served as a member of our Board of Directors since 1999. Prior to this appointment, Mr. Gibson has served us at various times since April 1998 in the capacities of President, Chief Executive Officer, Co-President, Executive Vice President and Chief Financial Officer. From February 1997 until April 1998, Mr. Gibson was President of Cortez Financial Services, Inc., an investment banking company. From May 1985 until February 1997, he was employed in various positions at NationsBank Corporation, a predecessor to Bank of America, ultimately serving as Senior Vice President. Mr. Gibson is currently a director of Cortez III Service Corporation, an ESOP-owned government services provider, and serves as Chairman of its Compensation Committee.

         Michael L. Schmickle, age 32, was appointed an Executive Vice President and our Chief Financial Officer, Treasurer and Secretary in April 2000. From April 1998 until April 2000, Mr. Schmickle served as our Corporate Controller and was subsequently promoted to Vice President. From March 1996 to April 1998, he served as an Assistant Controller of U.S. Office Products Company assigned to the Print Management Division. From June 1995 to March 1996, Mr. Schmickle was employed by General Mills, Inc. as an internal auditor. Prior to that, from August 1992 to June 1995, he was employed as a senior auditor and Certified Public Accountant with the national accounting firm, Price Waterhouse LLP, a predecessor to PricewaterhouseCoopers LLP.

Risk Factors

         We are currently considering and pursuing financing alternatives to replace our existing credit facility. We believe that the financing alternative we ultimately implement will impose material restrictions on our operations and these restrictions could adversely affect our liquidity.

         We are currently considering and pursuing financing alternatives to replace our existing credit facility. If we are not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under our existing credit facility, then we have agreed with our lenders in principle to enter into an amended credit facility. The agreement with our lenders contemplates that the amended credit facility would bear interest at 12%, mature on October 31, 2003 and provide access to working capital based on a borrowing base formula. The amended credit facility would also have financial covenants typical of asset based financing facilities. These covenants, and other terms and conditions of the amended facility, would be subject to negotiation with our lenders. Because we have not yet reached agreement with our lenders regarding all of the specific terms and conditions that would be contained in the amended credit facility, the existing credit facility must be classified as short-term debt under GAAP.

Consistent with our agreement with our lenders as described above, we are currently pursuing alternative financing. The proceeds from any such alternative financing would be used in large part to repay amounts outstanding under our existing credit facility.

We currently anticipate that we will be able to obtain alternative financing by mid-July 2002, but we cannot give any assurance as to when or whether this actually will occur.

          We anticipate that any alternative financing would subject us and our subsidiaries to material covenants that would restrict certain aspects of our operations.

          Because of these restrictions, and because the amended credit facility we anticipate entering into with our existing lender if we are not able to obtain alternative financing also will contain restrictive covenants, the financing alternative we ultimately implement will impose restrictions on our operations and these restrictions could adversely affect our liquidity. Specifically, (i) our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) we will be required to use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for other purposes; and (iii) our level of indebtedness will make us more vulnerable to economic downturns and adverse developments in our business.

         Material Amount of Goodwill

          At April 30, 2002, goodwill totaled $128.2 million, or 35.8% of the Company's total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill, however, it is required to annually evaluate by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of goodwill for potential impairment. If goodwill becomes impaired, Workflow would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company Common Stock.

         Our business depends on the demand for envelopes, printed advertising and printed business documents, and the availability of the Internet and other alternative media may adversely affect demand for these products.

         Our envelope printing and manufacturing business is highly dependent upon the demand for envelopes sent through the mail. Such demand comes from utility companies, banks and other financial institutions, among others. Our printing business also depends upon demand for printed advertising and business documents. Usage of the Internet and other electronic media continues to grow. Consumers use these media to purchase goods and services, and for other purposes, such as paying utility and credit card bills. Advertisers use them for targeted campaigns directed at specific electronic user groups. Large and small businesses use electronic media to conduct business, send invoices and collect bills. We expect the demand for envelopes and other printed materials for these purposes to decline. The acceleration of the trend towards electronic media, such as the Internet and other alternative media, could cause a decrease in the demand for our products, which would have an adverse effect on our cash flow and profitability.

         To the extent that we make selected acquisitions, we may not be able to successfully integrate the acquired businesses into our business.

         In the past, we have grown rapidly through acquisitions. To the extent that we continue to pursue acquisitions, we cannot be certain that we will be able to identify and acquire other businesses on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate the acquired businesses into our current business or profitably manage them.

         The September 11th terrorist attacks and related developments have adversely affected our business, particularly in New York City and in our envelope and direct mail product lines, and may continue to adversely affect our business in the future.

         On September 11, 2001, the United States suffered terrorist attacks of unprecedented scope in New York City and Washington, D.C. New York City, where we generate a significant portion of our revenues, in particular suffered deteriorating economic conditions after September 11. We believe that the general weakening of the U.S. economy, and the weakening of the economy in New York City in particular, had an adverse effect on our financial results during Fiscal 2002 and may continue to have a similarly adverse effect in future periods. There can be no assurance that terrorist attacks will not continue to adversely affect the U.S. economy in general, the New York City economy in particular and our overall financial results for a significant period of time.

         Historically, approximately 30% of our revenues have been generated from the envelope and direct mail industries. In addition to the adverse effects on our business as a result of overall economic conditions in the U.S. since September 11, our envelope and direct mail businesses have suffered as a result of concerns about the safety of the U.S. mail, and may suffer as a result of any future terrorist activities.

         The printing business does not generally use long-term agreements so repeat business is not assured.

         The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts. Most of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific printing jobs, and repeat business largely depends on our customers' satisfaction with the work we do. Although our business is not dependent upon any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause fluctuations in the operating results of our various printing operations in any given quarter.

         Because the overall printing industry is highly competitive and has not grown significantly over the last several years, it may be difficult for us to grow our sales or even maintain historical levels of our sales of printed business documents.

         We have depended heavily on sales of printed business documents, which accounted for approximately 22.8% of our revenues in Fiscal 2002. However, the overall printed document industry has not grown in the last few years. In addition, the printed document industry historically has been affected by general economic and industry cycles that have materially and adversely affected distributors and manufacturers. Accordingly, for us to continue to experience growth in printed document sales, we must increase our market share and respond to changes in demand in this segment of our industry.

         We compete for retail sales of printed products against other independent distributors and against manufacturers' direct sales organizations. In commercial printing, we also compete with manufacturers' direct sales organizations, independent brokers, advertising agencies and design firms. The principal competitive factors in our industry are price, quality, selection, services, production capacity, delivery and customer support.

         We also face competition from alternative sources of communication and information transfer, such as facsimile machines, electronic mail, and the Internet. These sources of communication and advertising may adversely impact printed product sales in the future. In addition, as we continue to expand our GetSmart(R) system, we will compete with companies focused solely on print procurement electronic systems.

         Postal service rates can indirectly affect our business.

         Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct mail, which is a significant portion of our envelope volume. We cannot be sure that direct mail marketers will not reduce their volume as a result of any increases. Because postal rate increases are outside our control, we can provide no assurance that future increases in postal rates will not have a negative effect on the level of mail sent, or the volume of envelopes purchased, in either or both countries. In such event, we would expect to experience a decrease in cash flow and profitability.

         An adverse change in our labor relations could adversely affect our business.

         As of April 30, 2002, we had approximately 3,000 full-time employees, of whom approximately 1,100 were members of various local labor unions. If unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a material decrease in our cash flow and profitability.

         Increases in the cost of paper or other raw materials may result in decreased demand for our products and a decrease in profits.

         In Fiscal 2002, the cost of paper represented approximately 15% of our cost of revenues. Increases in paper costs could have a material adverse effect on our business. We cannot be certain that we will be able to pass on future increases in the cost of paper to our customers. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in our volume of products sold. The overall paper market is beyond our control, and as a result, we cannot be certain that future paper price increases will not result in decreased volumes and decreased cash flow and profitability.

         Due to the significance of paper in the manufacture of most of our products, we are dependent upon the availability of paper. During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers and we have occasionally experienced minor delays in delivery. Unforeseen developments in world paper markets coupled with shortages of raw paper could result in a decrease in supply, which would cause a decrease in the volume of product we could produce and sell, and a corresponding decrease in cash flow and profitability.

         Additionally, we use a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire and subcontracted components. In general, we have not experienced any significant difficulty in obtaining these raw materials. We cannot be certain, however, that a shortage of any of these raw materials will not occur in the future or what effect, if any, such a shortage would have on our cash flow and profitability.

         We rely on proprietary rights that may not be adequately protected.

         Our success and ability to compete depends in part upon our proprietary technology, trademarks and copyrights. We regard the software underlying our GetSmart(R) system as proprietary, and rely primarily on trade secrets, copyright and trademark law to protect these proprietary rights. We have registered some of our trademarks, but have no patents issued nor applications pending. Existing trade secrets and copyright laws afford us only limited protection. Unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult. We generally enter into confidentiality and assignment agreements with our employees and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our services or technology without authorization, or to develop similar services or technology independently. We are not aware that any of our software, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, with or without merit, can be time-consuming and expensive to defend and may require us to enter into royalty or licensing agreements or cease the alleged infringing activities.

         There are risks associated with our Canadian operations.

         We have significant operations in Canada. Revenues from our Canadian operations accounted for approximately 20.7% of Fiscal 2002 revenues. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. We are also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of our Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on our cash flow and profitability.

         We may be subject to certain liabilities as a result of our spin-off from U.S. Office Products.

         Under the terms of a stock distribution agreement entered into between us and U.S. Office Products in June 1998 when we were was spun-off from U.S. Office Products, we are obligated, subject to a maximum obligation of $1.75 million, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the spin-off, including liabilities under federal securities laws. This indemnification obligation is reduced by any insurance proceeds actually recovered in respect of the indemnification obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products at the same time.

         U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the spin-off. Workflow has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of Workflow's indemnification obligation, but Workflow believes that certain liabilities and costs associated with these lawsuits, up to a maximum of $1.75 million, may to be subject to our indemnification obligation. On March 5, 2001, U.S. Office Products and most of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

         Workflow is not able to conclude that a claim by U.S. Office Products against Workflow pursuant to the foregoing indemnification obligations is probable because the decision to pursue that claim rests solely with the creditors of U.S. Office Products that are parties to the bankruptcy proceeding.

         We may be subject to potential environmental liability.

         We are subject to liability for any environmental damage that our facilities and operations may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water. Any substantial liability for environmental damage incurred by us could harm our business because it may affect our manufacturing facilities.

Item 2.  Properties

         The following table sets forth certain information about the Company's executive offices and its principal manufacturing, printing and distribution facilities.

                                                                Approximate                                Lease
                       Function and Location                   Square Footage           Title           Expiration
         -----------------------------------------------      ----------------       ----------        -------------
         Executive Office:
               Palm Beach, Florida ......................            5,000             Leased                2003

         Principal Manufacturing, Printing
             and Distribution Facilities:
               Mt. Pocono, Pennsylvania .................          210,000             Leased                2021
               Brampton, Ontario ........................          174,500             Leased                2003
               New York, New York .......................          140,000             Leased                2007
               Hoboken, New Jersey ......................          120,000             Leased                2009
               San Bernardino, California ...............          112,000             Leased                2003
               Dallas, Texas ............................          100,000             Leased                2002
               Mesquite, Texas ..........................          100,000             Leased                2005
               Hanover Park, Illinois ...................          100,000             Leased                2006
               Granby, Quebec ...........................           99,800             Leased                2021
               Springfield, Massachusetts ...............           87,000             Leased                2004
               Edmonton, Alberta ........................           81,300             Leased                2006
               Conyers, Georgia .........................           74,000             Leased                2009
               Hayward, California ......................           72,000             Leased                2002
               Calgary, Alberta .........................           65,100             Leased                2014
               New York, New York .......................           64,200             Leased                2007
               Long Island City, New York ...............           60,000             Leased                2014
               Mississauga, Ontario .....................           60,000             Leased                2004
               Santa Ana, California ....................           60,000             Leased                2009
               Cranbury, New Jersey .....................           51,500             Leased                2006
               Calgary, Alberta .........................           48,000             Leased                2004
               Dorval, Quebec ...........................           44,500             Leased                2021
               Brampton, Ontario ........................           44,200             Leased                2004
               Bayamon, Puerto Rico .....................           38,400             Leased                2004
               Vista, California ........................           38,000             Leased                2002
               West Columbia, South Carolina ............           34,000             Leased                2002
               Irvine, California .......................           32,000             Leased                2003
               Norfolk, Virginia ........................           31,700             Leased                2008
               Roselle, Illinois ........................           30,800             Leased                2002
               Calgary, Alberta .........................           30,400             Leased                2004


         In addition to those facilities identified above, we lease other manufacturing facilities, distribution centers, print-on-demand centers and sales offices across North America. We do not own any of the real property utilized in our business.

         We believe that our properties are adequate to support our operations for the foreseeable future and that the majority of our lease space that matures in 2002 will be renewed. However, in some instances, consolidation of properties may occur.

Item 3.  Legal Proceedings

         Other than certain legal proceedings arising from the ordinary course of business, which we believe will not have a material adverse effect, either individually or collectively, on our financial position, results of operations or cash flows, there is no other litigation pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters; Equity Compensation Plan Information

         Shares of the Company's Common Stock trade on the Nasdaq National Market ("Nasdaq") under the symbol "WORK." The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for the periods listed.

         For the fiscal years ended April 30, 2002 and April 30, 2001:

                                                Fiscal 2002                      Fiscal 2001
                                        ---------------------------     ---------------------------
                                           High            Low             High              Low
                                        ----------      ----------      -----------     -----------
         First Quarter                  $   7.7500      $   5.5600      $   15.8750     $   6.7500
         Second Quarter                     5.8400          2.9100           8.5000         5.1250
         Third Quarter                      5.8500          2.4700           9.0000         5.6250
         Fourth Quarter                     6.2200          2.7000           8.5000         5.0000

         On June 13, 2002, the Company had approximately 3,160 shareholders of record. The Company has never declared or paid any cash dividends. The Company does not anticipate declaring and paying cash dividends on the Common Stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on the Common Stock will be made by the Company's Board of Directors from time to time in the exercise of its business judgment, taking into account the Company's financial condition, results of operations, existing and proposed commitments for use of the Company's funds and other relevant factors. In addition, the Company's credit agreement with its principal lender expressly prohibits the payment of any cash dividends on the Common Stock without the lender's prior consent.

                                          Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------------------------------
                                             (a)                              (b)                             (c)
---------------------------------------------------------------------------------------------------------------------------------
Plan                           Number of securities to be       Weighted-average exercise       Number of securities remaining
                               issued upon exercise of          price of outstanding options,   available for future issuance
                               outstanding options, warrants    warrants and rights             under equity compensation plan
                               and rights                                                       (excluding securities reflected
                                                                                                in column (a))
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                4,619,448(1)                   $9.60                          236,104(2)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                       --                         --                             --
---------------------------------------------------------------------------------------------------------------------------------
Total                                       4,619,448(1)                   $9.60                          236,104(2)
---------------------------------------------------------------------------------------------------------------------------------

(1) Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company's 1998 Stock Incentive Plan. Does not include 263,896 shares of common stock previously issued pursuant to the Company's employee stock purchase plan.

(2) Represents shares available for future issuance under the Company's employee stock purchase plan.


Item 6.  Selected Financial Data

         The historical Statement of Income Data and Other Financial Data for the fiscal years ended April 30, 2002, 2001 and 2000 ("Fiscal 2002", "Fiscal 2001" and "Fiscal 2000", respectively) and the Balance Sheet Data at April 30, 2002 and 2001 have been derived from Workflow's consolidated financial statements that have been audited and are included elsewhere in this Form 10-K. The historical Statement of Income Data and Other Financial Data for the fiscal years ended April 24, 1999 ("Fiscal 1999") and April 25, 1998 ("Fiscal 1998") and the Balance Sheet Data at April 30, 2000, April 24, 1999 and April 25, 1998 have been derived from audited consolidated financial statements not included elsewhere in this Form 10-K.

         During Fiscal 2000, the Company's Board of Directors approved changing the Company's fiscal year-end date from the last Saturday in April to April 30/th/ of each year. As a result of this change, Fiscal 2002, Fiscal 2001, Fiscal 2000, Fiscal 1999 and Fiscal 1998 were comprised of 365, 365, 372, 364 and 364 days, respectively.

         The Selected Financial Data provided herein should be read in conjunction with the Company's historical financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                           SELECTED FINANCIAL DATA (1)
                      (In thousands, except per share data)

                                                                             Fiscal
                                             --------------------------------------------------------------------
                                                2002         2001           2000           1999          1998
                                             --------  --------------  -------------  ------------- -------------
Statement of Income Data:
Revenues ..................................  $640,084  $    603,278    $   547,061    $   390,952   $   353,351
Cost of revenues ..........................   463,107       429,550        387,184        278,836       260,299
                                             --------  ------------    -------------  -----------  ------------
       Gross profit .......................   176,977       173,728        159,877        112,116        93,052

Selling, general and administrative
  expenses ................................   147,736       141,475        119,028         86,298        73,492
Amortization expense (2) ..................       100         2,754          2,164            779           309
Restructuring costs .......................                   8,292          1,467                          872
Abandoned public offering costs ...........                   1,677
Strategic restructuring plan costs ........                                                 3,818         1,750
                                              -------  ------------    -------------  -----------  ------------
       Operating income ...................    29,141        19,530         37,218         21,221        16,629

Other (income) expense:
   Interest expense .......................    13,541        14,380         10,912          5,106         2,210
   Interest income ........................      (814)         (761)          (371)          (171)         (274)
   Gain on sale of securities .............                                (15,826)
   Loss on sale of subsidiary .............                                    318
   Other ..................................       541          (459)          (167)          (167)         (258)
                                             --------  -------------   -------------  ------------  ------------
Income before provision for income taxes
  and extraordinary items .................    15,873         6,370         42,352         16,453        14,951
Provision for income taxes ................     6,676         2,677         17,788          7,364         6,743
                                             --------  ------------    -------------  -----------   ------------
Income before extraordinary items .........  $  9,197         3,693         24,564          9,089         8,208
Extraordinary items--losses on
  early terminations of debt, net of income
  taxes of $47 and $1,023,
  respectively(3)..........................                      64          1,413
                                             --------  ------------    -------------  -----------   ------------
Net income ................................     9,197  $      3,629    $    23,151    $     9,089   $     8,208
                                             ========  ============    =============  ===========   ============

Net income per share:
   Basic:
     Income before extraordinary
        items .............................  $   0.70  $       0.29    $      1.93    $      0.65   $      0.51
     Extraordinary items ..................                    0.01           0.11
                                             --------- ------------    -------------  ------------  ------------
     Net income ...........................  $   0.70  $       0.28    $      1.82    $      0.65   $      0.51
                                             ========= ============    =============  ============  ============
   Diluted:
     Income before extraordinary
        items .............................  $   0.70  $       0.28    $      1.76    $      0.64   $      0.50
     Extraordinary items ..................                    0.00           0.10
                                             --------- ------------    -------------  ------------  ------------
     Net income ...........................  $   0.70  $       0.28    $      1.66    $      0.64   $      0.50
                                             ========= ============    =============  ============  ============

Weighted average shares outstanding:

   Basic ..................................    13,053        12,934         12,695         14,077        15,941
   Diluted ................................    13,101        13,131         13,910         14,139        16,257

                                            April 30,    April 30,       April 30,      April 24,      April 25,
                                              2002         2001            2000           1999           1998
                                          -----------  --------------  -------------  -------------  ------------
Balance Sheet Data:

Working capital (deficit)(6)............. $   (73,770) $    91,991     $  69,972      $  65,224      $   34,993
Total assets ............................     358,199      352,001       331,712        236,614         148,046
Short-term debt payable to U.S.
  Office Products .......................                                                                13,536
Long-term debt, less current portion ....       1,500      175,331       144,874        111,359           7,065
Long-term debt payable to U.S.
  Office Products .......................                                                                19,221
Stockholders' equity ....................      96,782       89,753        89,922         63,225          59,491


                                                                          Fiscal
                                          -----------------------------------------------------------------------
                                              2002           2001           2000           1999           1998
                                          -----------  --------------  -------------  -------------  ------------
Other Financial Data:

EBITDA (4) .............................. $    40,117  $    31,935     $  47,661      $  28,254      $   23,351
Adjusted EBITDA (5) .....................      40,117       41,904        49,128         32,072          25,973
Net cash provided by operating activities      37,337       11,058         4,102         25,283           4,506
Net cash used in investing activities ...     (17,563)     (29,161)      (34,706)       (73,702)        (17,963)
Net cash (used in) provided by financing
   activities ...........................     (16,650)      17,426        32,813         48,874          11,514
Net increase (decrease) in cash and cash
   equivalents ..........................       3,136         (725)        2,244            373          (1,934)

(1) The financial information of twenty-nine companies acquired by us in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions. See Note 4 of the Company's Notes to Consolidated Financial Statements for additional information.

(2) Effective May 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we discontinued the amortization of goodwill. Had SFAS No. 142 been in effect for all periods presented, our operating income would have been $22,279, $39,331, $22,000, and $16,938 and our net income would have been $5,224, $24,376, $9,519 and $8,378 for Fiscal 2001, Fiscal 2000,
    Fiscal 1999 and Fiscal 1998, respectively.

(3) The extraordinary items for Fiscal 2001 and Fiscal 2000 represent the losses associated with the early terminations of credit facilities and subordinated debt, net of the related income tax benefits.

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

(5) Adjusted EBITDA is defined as EBITDA adjusted to exclude the effect of the abandoned public offering costs related to the abandoned initial public offering of our subsidiary iGetSmart.com, Inc. of $1,677 in Fiscal 2001 and the restructuring costs and strategic restructuring plan costs the Company expensed of $8,292, $1,467, $3,818 and $2,622 in Fiscal 2001, Fiscal 2000,
    Fiscal 1999 and Fiscal 1998, respectively. Adjusted EBITDA is included in this Form 10-K because it is a basis upon which the Company assesses its financial performance. Adjusted EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(6) As required under GAAP, the working capital deficit at April 30, 2002 includes the full $157,150 outstanding under our existing credit facility as of that date. As a result of a breach of a leverage covenant in our credit facility during the quarter ended April 30, 2002, we entered into a waiver with our lenders which provides for certain amendments to the credit facility and an agreement in principle with the lenders to enter into an amended credit facility if we are not able to obtain alternative financing or otherwise generate cash to reduce borrowings on our existing credit facility. Because we have not yet reached agreement with our lenders regarding all of the specific terms and conditions that would be contained in the amended credit facility, the existing credit facility must be classified as short-term debt under GAAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Company Background and Introduction

         We are the largest distributor of printed business products in North America, and we are also a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 43,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We operate through two divisions: Workflow Solutions, which provides our customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products; and Workflow Printing, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging, and labels and signs. We operate 18 manufacturing facilities, 15 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

         We were formed by U.S. Office Products Company in connection with U.S. Office Products' strategic restructuring plan that closed in June 1998. As part of its strategic restructuring plan, U.S. Office Products (i) transferred to Workflow substantially all the assets and liabilities of U.S. Office Products' print management division, and (ii) distributed to holders of U.S. Office Products common stock shares of our common stock.

         As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2002," "Fiscal 2001" and "Fiscal 2000" refer to our fiscal years ended April 30, 2002, 2001 and 2000, respectively. Prior to Fiscal 2000, our fiscal year ended on the last Saturday in April. During Fiscal 2000, our Board of Directors approved changing our fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, Fiscal 2002 and Fiscal 2001 were comprised of 365 days as compared to Fiscal 2000 which was comprised of 372 days.

         The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Form 10-K.

Results of Operations

      Our results of operations as a percentage of revenues for the periods indicated were as follows:

                                                                                           Fiscal
                                                                     -------------------------------------------
                                                                          2002           2001           2000
                                                                     -------------  -------------  -------------

Revenues ..........................................................          100.0%         100.0%         100.0%
Cost of revenues ..................................................           72.4           71.2           70.8
                                                                     -------------  -------------  -------------
       Gross profit ...............................................           27.6           28.8           29.2

Selling, general and administrative expenses ......................           23.0           23.4           21.8
Amortization expenses .............................................            0.0            0.5            0.4
Restructuring costs ...............................................                           1.4            0.2
Abandoned public offering costs ...................................                           0.3
                                                                     -------------  -------------  -------------
       Operating income ...........................................            4.6            3.2            6.8

Other (income) expense:
   Interest expense, net ..........................................            2.0            2.2            1.9
   Gain on sale of securities .....................................                                         (2.9)
   Loss on sale of subsidiary .....................................                                          0.1
   Other ..........................................................            0.1           (0.1)           0.0
                                                                     -------------  -------------  -------------
Income before provision for income taxes and extraordinary items ..            2.5            1.1            7.7
Provision for income taxes ........................................            1.1            0.1            3.2
                                                                     -------------  -------------  -------------
Income before extraordinary items .................................            1.4            1.0            4.5
Extraordinary items--losses on early terminations of debt,
  net of income taxes .............................................                           0.0            0.3
                                                                     -------------  -------------  -------------
Net income ........................................................            1.4%           1.0%           4.2%
                                                                     =============  =============  =============

EBITDA (1)                                                                     6.3%           5.3%           8.7%
Adjusted EBITDA (2)                                                            6.3%           6.9%           9.0%


(1) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as operating income plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is a basis upon which we assess our financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(2) Adjusted EBITDA is defined as EBITDA adjusted to exclude the effect of the costs related to the abandoned initial public offering of our subsidiary iGetSmart.com, Inc. of $1.7 million in Fiscal 2001 and the restructuring costs we expensed of $1.5 million and $8.3 million in Fiscal 2000 and Fiscal 2001, respectively. Adjusted EBITDA is included because it is a basis upon which we assess our financial performance. Adjusted EBITDA is not intended to represent cash flow from operations in accordance with GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Consolidated Results of Operations

Fiscal 2002 Compared to Fiscal 2001

       Revenues. Consolidated revenues increased 6.1%, from $603.3 million for Fiscal 2001, to $640.1 million for Fiscal 2002. Our Solutions Division's revenues increased by $28.1 million, or 9.6%, and our Printing Division's revenues increased by $7.0 million, or 2.1%, when comparing Fiscal 2002 to Fiscal 2001. The increase in revenues was entirely due to our business combinations consummated after April 30, 2000. Revenues for Fiscal 2002 and Fiscal 2001 include revenues from three and eight companies, respectively, acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 2001 (the "Purchased Companies") after the beginning of Fiscal 2001 for the period subsequent to their respective dates of acquisition. Fiscal 2002 revenues were impacted by several factors including: (i) the impact of the terrorist attacks on the United States on September 11, 2001, which temporarily halted our operations in New York City, (ii) other related terrorist concerns about the safety of the U.S. mail during this period and (iii) the inclusion in Fiscal 2001 of revenues related to political campaigns that occur bi-annually.


         International revenues decreased 8.9%, from $145.0 million, or 24.0% of consolidated revenues, for Fiscal 2001, to $132.2 million, or 20.7% of consolidated revenues, for Fiscal 2002. The decline in international revenues was primarily due to depressed economic conditions in Canada and a decline in the Canadian exchange rate during Fiscal 2002. International revenues consisted exclusively of revenues generated in Canada.

         Gross Profit. Gross profit increased 1.9%, from $173.7 million, or 28.8% of revenues, for Fiscal 2001, to $177.0 million, or 27.6% of revenues, for Fiscal 2002. This increase in gross profit was due to the Purchased Companies. As a percentage of revenues, gross profit decreased because our Printing Division experienced lower margins as a result of: (i) the impact of the September 11 terrorist attacks, which temporarily halted our operations in New York City and created excess production capacity throughout the industry, (ii) other related terrorist concerns about the safety of U.S. mail during this period, (iii) pricing pressures from competition, and (iv) an overall decrease in manufacturing volumes within our commercial printing, direct mail and envelope operations.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.4%, from $141.5 million, or 23.4% of revenues, for Fiscal 2001, to $147.7 million, or 23.0% of revenues, for Fiscal 2002. The increase in selling, general and administrative expenses was due to the Purchased Companies. As a percentage of revenues, selling, general and administrative expenses decreased due to the significant cost savings associated with our restructuring plan implemented during the fourth quarter of Fiscal
2001 and other cost cutting initiatives implemented throughout Fiscal 2002.

       Adjusted EBITDA. As a result of the foregoing, Adjusted EBITDA decreased 4.3%, from $41.9 million, or 6.9% of revenues, for Fiscal 2001, to $40.1 million, or 6.3% of revenues, for Fiscal 2002.

       Amortization Expenses. Amortization expenses decreased 96.4% from $2.8 million, or 0.5% of revenues, for Fiscal 2001 to $0.1 million for Fiscal 2002. We did not have goodwill amortization for Fiscal 2002 due to the early adoption of Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill and indefinite lived intangible assets will no longer be amortized.

       Interest Expense, Net. Interest expense, net of interest income, decreased 6.6%, from $13.6 million for Fiscal 2001, to $12.7 million for Fiscal 2002. This decrease in net interest expense was due entirely to the reduction in overall market interest rates on our bank debt.

       Other (Income) Expense, net. Other expenses, net of other income decreased 217.9% from other income of $0.5 million, for Fiscal 2001, to other expense of $0.5 million, for Fiscal 2002. Other expenses primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

       Income Taxes. Provision for income taxes increased 149.4% from $2.7 million for Fiscal 2001, to $6.7 million for Fiscal 2002, reflecting effective income tax rates of 42.0% and 42.1%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

Fiscal 2001 Compared to Fiscal 2000

       Revenues. Consolidated revenues increased 10.3%, from $547.1 million for Fiscal 2000, to $603.3 million for Fiscal 2001. Our Solutions Division's revenues increased by $68.9 million, or 31.0%, and our Printing Division's revenues decreased by $5.0 million, or 1.5%, when comparing Fiscal 2000 to Fiscal 2001. This increase in our total revenues was primarily due to the Purchased Companies. Revenues for Fiscal 2000 and Fiscal 2001 include revenues from six companies and eight companies, respectively, acquired in business combinations accounted for under the purchase method after the beginning of Fiscal 2000 for the period subsequent to their respective dates of acquisition.

       International revenues decreased 2.0%, from $147.9 million, or 27.0% of consolidated revenues, for Fiscal 2000, to $145.0 million, or 24.0% of consolidated revenues, for Fiscal 2001 due exclusively to a decline in the value of the Canadian dollar. International revenues consisted exclusively of revenues generated in Canada.

       Gross Profit. Gross profit increased 8.7%, from $159.9 million, or 29.2% of revenues, for Fiscal 2000, to $173.7 million, or 28.8% of revenues, for Fiscal 2001. The increase in gross profit was due to the Purchased Companies. As a percentage of revenues, gross profit decreased because the Purchased Companies generated gross profit at a lower percentage of revenues than was historically recognized by us and due to lower product margins as a result of a change in the revenue mix of products sold by us. Gross profit percentage was also adversely affected by pricing pressures and competition for envelopes and packaging sold by our Printing Division.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18.9%, from $119.0 million, or 21.8% of revenues, for Fiscal 2000, to $141.5 million, or 23.4% of revenues, for Fiscal 2001. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies and the additional overhead that we incurred in establishing our iGetSmart.com, Inc. subsidiary during Fiscal 2001. As a percentage of revenues, selling, general and administrative expenses increased during Fiscal 2001 primarily due to the weakened economy, which slowed revenue growth at a greater rate than we were able to institute cost saving measures and workforce reductions.

       Adjusted EBITDA. As a result of the foregoing, Adjusted EBITDA decreased 14.7%, from $49.1 million, or 9.0% of revenues, for Fiscal 2000, to $41.9 million, or 6.9% of revenues, for Fiscal 2001.

       Amortization Expenses. Amortization expenses increased 27.3%, from $2.2 million, or 0.4% of revenues, for Fiscal 2000, to $2.8 million, or 0.5% of revenues, for Fiscal 2001. This increase was exclusively due to the increased purchase consideration for acquisitions accounted for under the purchase method that was included in our results for Fiscal 2001.

       Restructuring Costs. During Fiscal 2000 and Fiscal 2001, we incurred expenses of approximately $1.5 million and $8.3 million, respectively, associated with our restructuring plans. Our plans were implemented to consolidate our backroom functions into more centralized operations and to consolidate certain of our manufacturing facilities. The majority of our restructuring costs were related to the severance agreements for our employees affected under the restructuring plan and the closure and consolidation of certain of our facilities. In total, 39 and 100 employees were terminated under the Fiscal 2000 and Fiscal 2001 plans, respectively.

       Abandoned Public Offering Costs. During Fiscal 2001, we abandoned our effort for a tax free spin-off and subsequent public offering of our iGetSmart.com, Inc. subsidiary due to poor market conditions and expensed certain accounting, legal and consulting fees associated with the effort totaling $1.7 million.

       Interest Expense, Net. Interest expense, net of interest income, increased 29.2%, from $10.5 million for Fiscal 2000, to $13.6 million for Fiscal 2001. This increase in net interest expense was primarily due to the increased level of debt outstanding throughout Fiscal 2001 as a result of the additional borrowings associated with the acquisition of the Purchased Companies.

       Other (Income) Expense, net. Other income decreased from $15.7 million in Fiscal 2000 to $0.5 million in Fiscal 2001. During Fiscal 2000, we purchased the publicly traded common stock of an unrelated third party for $2.4 million. We sold our entire position in the securities during Fiscal 2000 and recorded a gain on the sale of $15.8 million. In addition, during Fiscal 2000, we sold all the outstanding capital stock of a manufacturing subsidiary for $3.8 million and recognized a pre-tax loss on the sale of $0.3 million. Other income also includes the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

       Income Taxes. Provision for income taxes decreased 85.0% from $17.8 million for Fiscal 2000 to $2.7 million for Fiscal 2001, reflecting an effective income tax rate of 42.0% for both years. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate, plus appropriate state and local taxes. In addition, the effective tax rates for both Fiscal 2000 and Fiscal 2001 were increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.

Liquidity and Capital Resources

       At April 30, 2002, we had a working capital deficit of $73.8 million, which included $157.2 million in debt under the Company's existing credit facility classified as short-term. Our capitalization, defined as the sum of long-term debt and stockholders' equity, at April 30, 2002 was approximately $98.3 million.

       We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our existing credit facility. Cash at April 30, 2002, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the year.

       Our anticipated capital expenditures budget for the next twelve months is approximately $5.0 million. We anticipate that these capital expenditures primarily will be equipment purchases, leasehold improvements and related costs we expect to incur in connection with the integration of certain operations.

       During Fiscal 2002, net cash provided by operating activities was $37.3 million. Net cash used in investing activities was $17.6 million, including $19.6 million used for acquisitions and additional purchase consideration and $12.3 million used for capital expenditures, which was partially offset by the net proceeds of $11.8 million received on the sale of property and equipment and $1.7 million received from the collection of notes receivable. Net cash used by financing activities was $16.7 million, which was mainly comprised of $14.2 million in net payments on our existing credit facility and $2.4 million in payments of other long-term debt.

       During Fiscal 2001, net cash provided by operating activities was $11.1 million. Net cash used in investing activities was $29.2 million, including $32.9 million used for acquisitions and $10.3 million used for capital expenditures, which was partially offset by proceeds of $9.8 million for the sale of net assets held for sale and $2.5 million for the collection of a note receivable for the sale of a subsidiary. Net cash provided by financing activities was $17.4 million, comprised mainly of the net borrowings on our existing credit facility of $36.2 million, which was partially offset by $10.5 million and $4.9 million used for the payments of short-term debt and subordinated related party debt, respectively.

       During Fiscal 2000, net cash provided by operating activities was $4.1 million. Net cash used in investing activities was $34.7 million, including $36.5 million used for acquisitions, $16.2 million used for capital expenditures and $4.0 million used for the purchase of securities and investments, which was partially offset by $18.2 million in proceeds from the sale of securities. Net cash provided by financing activities was $32.8 million, which included $31.0 million in net borrowings on our existing credit facility.

       We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 20.7% of our total revenues for Fiscal 2002. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

       To reduce our leverage, we entered into a sale-leaseback transaction involving five of our owned buildings during Fiscal 2002. Net cash proceeds to us after taxes and fees associated with this transaction were approximately $6.7 million. The entire net proceeds were used to pay down debt.

       We have entered into a secured revolving credit facility with $183.8 million available, subject to certain leverage tests, for working capital and acquisition purposes, including a $134.8 million revolver and a $49.0 million amortizing term note. Our existing credit facility is secured by substantially all of our assets and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. At April 30, 2002, we had $157.2 million outstanding under our credit facility, at an annual interest rate of approximately 7.8%. The credit facility matures on March 10, 2004. During Fiscal 2002, we incurred $11.3 million in interest expense relating to the credit facility.

       During the quarter ended April 30, 2002, we breached a leverage covenant in the credit facility. However, our lenders waived our default ("Waiver") under our leverage covenant, allowing us to be in compliance with our credit facility as of April 30, 2002, and we agreed to amendments to certain provisions of the credit facility. Under the terms of the Waiver, (i) the leverage ratio from April 30, 2002 through July 30, 2002 was increased to 4.15 to 1.0, (ii) on July 31, 2002 and thereafter the leverage ratio will be 3.75 to 1.0 and (iii) certain minimum cumulative consolidated EBITDA requirements were imposed.

       These amendments to the credit facility will allow us to pursue alternative financing sources or otherwise generate cash to reduce borrowings under the credit facility. If we are not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under the credit facility in the near future, then we have agreed with our lenders in principle to enter into an amended credit facility. The agreement with our lenders contemplates that the amended credit facility would bear interest at 12%, mature on October 31, 2003 and provide access to working capital based on a borrowing base formula. The amended credit facility would also have financial covenants typical of asset based financing facilities. These covenants, and other terms and conditions of the amended facility, would be subject to negotiation with our lenders. Because the Company has not yet reached agreement with its lenders regarding all of the specific terms and conditions that would be contained in the amended credit facility, the existing credit facility must be classified as short-term debt under accounting principles generally accepted in the United States of America.

       Consistent with our agreement with our lenders as described above, we are currently pursuing alternative financing. The proceeds from any such alternative financing would be used in large part to repay amounts outstanding under our existing credit facility. We currently anticipate that we will be able to obtain alternative financing, but we cannot give any assurance as to when or whether this actually will occur.

       We anticipate that any alternative financing would subject us and our subsidiaries to material convenants that would restrict certain aspects of our operations. We also anticipate that this financing will be secured by substantially all of our and our domestic subsidiaries' assets and guaranteed by our domestic subsidiaries.

       Because of these restrictions, and because the amended credit facility we anticipate entering into with our existing lender if we are not able to obtain alternative financing also will contain restrictive covenants, the financing alternative we ultimately implement will impose restrictions on our operations and these restrictions could adversely affect our liquidity. Specifically, (i) our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) we will be required to use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for other purposes; and (iii) our level of indebtedness will make us more vulnerable to economic downturns and adverse developments in our business.

       In May 2001, we entered into an interest rate swap agreement to manage interest rate risk on the variable rate borrowings under our existing credit facility. As of April 30, 2002, the swap was valued at $3.7 million, which represents the amount which we would have paid to settle the swap at that date. If we repay the amounts outstanding under the credit facility with proceeds from alternate financing, we will be required to settle the swap at the fair value as of that date. We anticipate using a portion of the proceeds from any such financing to make this payment. This charge would be included in other income (expense) in the Consolidated Statement of Income.

The following table summarizes our cash obligations as of April 30, 2002:

                                                     Payments Due by Period (in millions)
                                       ---------------------------------------------------------------
                                        Less than     Years 2      Years 4
                                        one year       and 3        and 5     Thereafter      Total
                                       -----------  -----------  -----------  -----------  -----------
Short term debt ..................     $     157.2                                         $     157.2
Long-term debt, including
  capital leases .................             0.7  $       1.2  $       0.2  $                    2.1
Operating leases .................            14.0         23.8         19.0         42.8         99.6
Earn-out provisions ..............             8.5         13.0          2.0                      23.5
                                       -----------  -----------  -----------  -----------  -----------
Total cash obligations ...........     $     180.4  $      38.0  $      21.2  $      42.8  $     282.4
                                       ===========  ===========  ===========  ===========  ===========

       We lease various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates.

       Many of the purchase agreements for our acquisitions include earn-out provisions that could result in additional purchase consideration payable in the form of cash payments in future years dependent upon future operating performance of the acquired businesses. It is not possible to currently predict with certainty the future operating performance of the acquired businesses or the exact amount and timing of future earn-out payments. Accordingly, these amounts are only intended to be indicative of management's current expectations for such obligations.

       In addition, we also had outstanding letters of credit of approximately $3.6 million related to performance and payment guarantees. Based upon our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

       We anticipate that our current cash on hand, cash flows from operations and, if we are able to procure alternative financing, additional financing available under a new working capital facility, or if we are not able to procure alternative financing, financing available from our existing lender, will be sufficient to meet our liquidity requirements for our operations for the next twelve months. We also expect that our financing will be sufficient to meet our long-term liquidity requirements for operations. However, we may have to seek additional funding for our long-term liquidity from the issuance of additional bank debt, the issuance of public debt or the issuance of additional common stock in the public markets.

Fluctuations in Quarterly Results of Operations

       Our envelope and commercial print businesses are subject to seasonal influences. Both our Solutions Division and our Printing Division are subject to seasonal influences of the potential lower demand for consumable printed business products during the summer months which coincide with our fiscal quarters ending in July. If we continue to complete acquisitions, we may become subject to seasonal influences if the businesses we acquire are seasonal. Quarterly results also may be materially affected by timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by us for the products we sell, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of our existing operations, which could contribute to further fluctuation in our quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that we may achieve for any subsequent fiscal quarter or a full fiscal year.

         The following tables set forth certain unaudited quarterly financial data for Fiscal 2002 and Fiscal 2001. The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                                                            Fiscal 2002 Quarters
                                                   -------------------------------------------------------------------
                                                          First       Second        Third       Fourth          Total
                                                          -----       ------        -----       ------          -----
Revenues ........................................   $   155,166  $   160,309  $   161,161  $   163,448  $     640,084
Gross profit ....................................        43,953       43,996       44,812       44,216        176,977
Operating income ................................         7,408        5,778        7,938        8,017         29,141
Net income ......................................         2,298        1,423        2,750        2,726          9,197

Net income per share:
   Basic: .......................................   $      0.18  $      0.11  $      0.21  $      0.21  $        0.70
   Diluted: .....................................          0.18         0.11         0.21         0.21           0.70

Weighted average shares outstanding:
   Basic ........................................        13,002       13,030       13,069       13,111         13,053
   Diluted ......................................        13,069       13,072       13,111       13,153         13,101


                                                                            Fiscal 2001 Quarters (1)
                                                    -------------------------------------------------------------------
                                                          First       Second        Third       Fourth(2)     Total
                                                          -----       ------        -----       ------          -----
Revenues ........................................   $   141,829  $   149,226  $   155,188  $   157,035  $     603,278
Gross profit ....................................        41,200       44,116       44,219       44,193        173,728
Operating income ................................         5,946        8,101        8,138       (2,655)        19,530
Income before extraordinary item ................         1,518        2,757        2,772       (3,354)         3,693
Extraordinary item ..............................                                      64                          64
Net income ......................................         1,518        2,757        2,708       (3,354)         3,629

Net income per share:
   Basic:
    Income before extraordinary item .............  $      0.12  $      0.21  $      0.21  $     (0.26) $        0.29
    Extraordinary item ...........................                                   0.00                        0.01
    Net income ...................................         0.12         0.21         0.21        (0.26)          0.28
   Diluted:
    Income before extraordinary item .............  $      0.11  $      0.21  $      0.21  $     (0.26) $        0.28
    Extraordinary item ...........................                                   0.00                        0.00
    Net income ...................................         0.11         0.21         0.21        (0.26)          0.28

Weighted average shares outstanding:
    Basic ........................................       12,891       12,915       12,956       12,975         12,934
    Diluted ......................................       13,564       12,925       13,005       12,975         13,131

(1) The Fiscal 2001 data reflects goodwill amortization of $637, $670, $701 and $741 for the first through fourth quarters, respectively.

(2) The Fiscal 2001 fourth quarter data reflects restructuring and abandoned public offering costs of $8,292 and $1,677, respectively.

Inflation

         We do not believe that inflation has had a material impact on our results of operations during Fiscal 2002, Fiscal 2001 or Fiscal 2000.

Critical Accounting Policies and Judgments

     In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, inventory valuations, property, plant and equipment, intangible assets, income taxes, restructuring costs, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

     Our most critical accounting policy relates to goodwill, which totaled $128.2 million at April 30, 2002. During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, was issued. We have adopted this new standard and as a result, we ceased to amortize goodwill effective May 1, 2001. In lieu of amortization, during the first half of Fiscal 2002 we performed an initial impairment review of our goodwill as of the implementation date, following which we concluded that there was no impairment of goodwill at May 1, 2001. We recently completed our required annual ongoing impairment review of our goodwill at April 30, 2002. Consistent with our initial test, no impairment of recorded goodwill was required as a result of this analysis. We intend to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results for our operating subsidiaries and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded.

New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000 ("SFAS No. 133 as Amended"), effective for the Company's fiscal year beginning May 1, 2001. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Effective May 1, 2001, we implemented SFAS No. 133 as amended. The adoption of this new standard did not have a material impact on our results of operations, financial position or cash flows.

     Business Combinations and Goodwill and Other Intangible Assets. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001, must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however, the new statement will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 requires that we discontinue the amortization of goodwill. Early adoption of SFAS No. 142 was allowed for those companies with fiscal years beginning after March 15, 2001. We adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of Fiscal 2002. SFAS No. 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment.

     Accounting for the Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. We were required to adopt the provisions of SFAS 144 effective May 1, 2002. We believe that the adoption of SFAS 144 will not have a material impact on our results of operations, financial position or cash flows.

     Extinguishment of Debt and Accounting for Leases. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

     SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as "Extraordinary Items," as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as "Extraordinary Items." This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. Implementation of this portion of the standard will result in the reclassification of certain losses on extinguishment of debt previously treated by us as extraordinary items.

     In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

     SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's borrowings under its existing credit facility are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 30, 2002.

         The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company. The Swap's effective date is August 1, 2001 with a termination date of March 10, 2004. The Company exchanged its variable interest rate on $100.0 million in credit facility debt for a fixed 3-month LIBOR of approximately 5.10% plus the Company's interest rate spread under its credit facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100.0 million notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to interest rate increases, it also limits the benefit the Company might otherwise have received from any interest rate decreases. This Swap will be cash settled quarterly, with interest expense adjusted for amounts paid or received. If 3-month LIBOR were to increase or decrease by 1.0%, the impact to the Company would be a savings of $1.0 million in annual interest expense or an additional annual interest expense of $1.0 million over the interest charged on $100.0 million in debt under the variable 3-month LIBOR. Any such change in interest rates would have a related impact on the swap in that a 1% increase or decrease would have an impact on the fair value of the swap of approximately $1.85 million.

          At April 30, 2002, the amount outstanding on our credit facility was $157.2 million. Pursuant to the market changes in LIBOR rates, if LIBOR were to increase or decreased by 1.0%, the impact to the Company would be an additional annual interest expense of $1.6 million or a savings of $1.6 million in annual interest expense over the interest charged on the entire amount outstanding.

         As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," we are offering $170.0 million principal amount of senior secured notes to a limited number of institutional investors. If this offering closes, we will use the proceeds from the sale of the notes to repay all amounts outstanding under our existing credit facility and we will also be required to pay approximately $3.7 million to the financial institutions that are parties to the Swap.

Item 8.  Financial Statements and Supplementary Data

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             Page
Consolidated Financial Statements

   Report of Independent Accountants ................................................................         F-1
   Consolidated Balance Sheet at April 30, 2002 and April 30, 2001 ..................................         F-2
   Consolidated Statement of Income for the fiscal years ended April 30, 2002,
     April 30, 2001 and April 30, 2000 ..............................................................         F-3
   Consolidated Statement of Stockholders' Equity for the fiscal years ended
     April 30, 2002, April 30, 2001 and April 30, 2000 ..............................................         F-4
   Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2002,
     April 30, 2001 and April 30, 2000 ..............................................................         F-5
   Notes to Consolidated Financial Statements .......................................................         F-7

Financial Statement Schedule

   Schedule for the fiscal years ended April 30, 2002, April 30, 2001 and April 30, 2000:
   Schedule II - Valuation and Qualifying Accounts and Reserves .....................................        F-31

                        Report of Independent Accountants

To the Stockholders
  of Workflow Management, Inc.:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Workflow Management, Inc. and its subsidiaries at April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 9 to the consolidated financial statements, effective May 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets by adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."





PricewaterhouseCoopers LLP

Boston, Massachusetts
June 13, 2002

                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                (Dollars In Thousands, Except Per Share Amounts)




                                                                                                             April 30,
                                                                                                 ----------------------------
                                                                                                       2002           2001
                                                                                                 -------------  -------------
       ASSETS
Current assets:
   Cash and cash equivalents ...........................................................         $       5,262  $       2,126
   Accounts receivable, less allowance for doubtful accounts of $4,917 and
     $4,027, respectively ..............................................................               102,184         99,576
   Inventories .........................................................................                50,529         55,572
   Prepaid expenses and other current assets ...........................................                13,821         15,404
                                                                                                 -------------  -------------
       Total current assets ............................................................               171,796        172,678

Property and equipment, net ............................................................                48,992         56,423
Goodwill ...............................................................................               128,232        112,235
Other intangible assets, net ...........................................................                 1,544          1,303
Other assets ...........................................................................                 7,635          8,462
Net assets held for sale ...............................................................                                  900
                                                                                                 -------------  -------------
       Total assets ....................................................................         $     358,199  $     352,001
                                                                                                 =============  =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt .....................................................................         $     157,843  $         994
   Accounts payable ....................................................................                42,594         33,295
   Accrued compensation ................................................................                12,641         13,053
   Accrued additional purchase consideration ...........................................                 8,525         10,283
   Accrued income taxes ................................................................                   933
   Accrued restructuring costs .........................................................                   573          3,586
   Other accrued liabilities ...........................................................                22,457         19,476
                                                                                                 -------------  -------------
       Total current liabilities .......................................................               245,566         80,687

Long-term credit facility ..............................................................                              171,065
Other long-term debt ...................................................................                 1,500          4,266
Deferred income taxes ..................................................................                 6,820          4,902
Other long-term liabilities ............................................................                 7,531          1,328
                                                                                                 -------------  -------------
       Total liabilities ...............................................................               261,417        262,248
                                                                                                 -------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding ......
  Common stock, $.001 par value, 150,000,000 shares authorized, 13,132,724
   and 12,993,730 shares, respectively, issued and outstanding .........................                    13             13
  Additional paid-in capital ...........................................................                52,501         52,041
  Notes receivable for stock loans .....................................................                (4,820)        (4,820)
  Accumulated other comprehensive loss .................................................                (6,255)        (3,627)
  Retained earnings ....................................................................                55,343         46,146
                                                                                                 -------------  -------------
       Total stockholders' equity ......................................................                96,782         89,753
                                                                                                 -------------  -------------
       Total liabilities and stockholders' equity ......................................         $     358,199  $     352,001
                                                                                                 =============  =============




          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In Thousands, Except Per Share Amounts)

                                                                           Fiscal Year Ended April 30,
                                                              --------------------------------------------------
                                                                    2002              2001             2000
                                                              ---------------   ---------------  ---------------
Revenues ...................................................  $       640,084   $       603,278  $       547,061
Cost of revenues ...........................................          463,107           429,550          387,184
                                                              ---------------   ---------------  ---------------
       Gross profit ........................................          176,977           173,728          159,877

Selling, general and administrative expenses ...............          147,736           141,475          119,028
Amortization expense .......................................              100             2,754            2,164
Restructuring costs ........................................                              8,292            1,467
Abandoned public offering costs ............................                              1,677
                                                              ---------------   ---------------  ---------------
       Operating income ....................................           29,141            19,530           37,218

Other (income) expense:
   Interest expense ........................................           13,541            14,380           10,912
   Interest income .........................................             (814)             (761)            (371)
   Gain on sale of securities ..............................                                             (15,826)
   Other ...................................................              541              (459)             151
                                                              ---------------   ---------------  ---------------
Income before provision for income
  taxes and extraordinary items ............................           15,873             6,370           42,352
Provision for income taxes .................................            6,676             2,677           17,788
                                                              ---------------   ---------------  ---------------
Income before extraordinary items                                       9,197             3,693           24,564
Extraordinary items--losses on early terminations
  of debt, net of income taxes $47 and $1,023,
  respectively .............................................                                 64            1,413
                                                              ---------------   ---------------  ---------------
Net income .................................................  $         9,197   $         3,629  $        23,151
                                                              ===============   ===============  ===============

Net income per share:
   Basic:
       Income from before extraordinary items ..............  $          0.70   $          0.29  $          1.93
       Extraordinary items .................................                               0.01             0.11
                                                              ---------------   ---------------  ---------------
       Net income ..........................................  $          0.70   $          0.28  $          1.82
                                                              ===============   ===============  ===============
   Diluted:
       Income from before extraordinary items ..............  $          0.70   $          0.28  $          1.76
       Extraordinary items .................................                               0.00             0.10
                                                              ---------------   ---------------  ---------------
       Net income ..........................................  $          0.70   $          0.28  $          1.66
                                                              ===============   ===============  ===============

Weighted average shares outstanding:
   Basic ...................................................           13,053            12,934           12,695
   Diluted .................................................           13,101            13,131           13,910

          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (In Thousands, Except Shares)


                                          Common Stock                    Notes    Accumulated
                                      -------------------- Additional   Receivable    Other                  Total         Total
                                       Number               Paid-In        For    Comprehensive Retained Stockholders' Comprehensive
                                      of shares   Amount    Capital    Stock Loans    Loss      Earnings    Equity        Income

Balance at April 24, 1999 .......... 12,585,598  $     13  $   47,684  $   (1,958) $   (1,880) $   19,366  $   63,225

   Employee Stock Purchase
     Program .......................     36,385                   530                                             530
   Issuance of common stock to
     outside members of the
     Board of Directors ............      6,115                   105                                             105
   Exercise of stock options, net
     of tax benefits ...............    252,797                 3,662                                           3,662
   Comprehensive income:
      Net income ...................                                                               23,151      23,151    $   23,151
      Foreign currency
         translation adjustment ....                                                     (751)                   (751)         (751)
                                                                                                                         ----------
   Total comprehensive income ......                                                                                     $   22,400
                                                                                                                         ==========
                                     ----------  --------  ----------  ----------- ----------- ----------  ----------

Balance at April 30, 2000 .......... 12,880,895        13      51,981      (1,958)     (2,631)     42,517      89,922

   Employee Stock Purchase
     Program .......................     97,059                   609                                             609
   Issuance of common stock to
     outside members of the
     Board of Directors ............      8,491                    65                                              65
   Exercise of stock options, net
     of tax benefits ...............      7,285                    65                                              65
   Issuance of notes receivable
      for stock loans ..............                                       (2,862)                             (2,862)
   Buyback of rights to warrants ...                             (679)                                           (679)
   Comprehensive income:
      Net income ...................                                                                3,629       3,629    $    3,629
      Foreign currency
         translation adjustment ....                                                     (996)                   (996)         (996)
                                                                                                                         ----------
   Total comprehensive income ......                                                                                     $    2,633
                                                                                                                         ==========
                                     ----------  --------  ----------  ----------- ----------- ----------  ----------

Balance at April 30, 2001 .......... 12,993,730        13      52,041      (4,820)     (3,627)     46,146      89,753

   Employee Stock Purchase
     Program .......................    134,535                   440                                             440
   Issuance of common stock to
     outside members of the
     Board of Directors ............      4,459                    20                                              20
   Comprehensive income:
      Net income ...................                                                                9,197       9,197    $    9,197
     Changes in fair market value
     of financial instrument, net
       of tax of $1,540 ............                                                   (2,126)                 (2,126)       (2,126)
      Foreign currency
         translation adjustment ....                                                     (502)                   (502)         (502)
                                                                                                                         ----------
   Total comprehensive income ......                                                                                     $    6,569
                                                                                                                         ==========
                                     ----------  --------  ----------  ----------- ----------- ----------  ----------

Balance at April 30, 2002 .......... 13,132,724  $     13  $   52,501  $   (4,820) $   (6,255) $   55,343  $   96,782
                                     ==========  ========  ==========  =========== =========== ==========  ==========

          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                                   Fiscal Year Ended April 30,
                                                                                       --------------------------------------------
                                                                                              2002            2001          2000
                                                                                       --------------------------------------------
Cash flows from operating activities:
   Net income ....................................................................     $      9,197   $       3,629  $      23,151
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense .......................................           10,976          12,405         10,443
     Extraordinary loss ..........................................................                               64          1,413
     Restructuring costs, net of cash paid .......................................           (2,179)          2,270           (247)
     Gain on sale of securities ..................................................                                         (15,826)
     Loss on sale of subsidiary ..................................................                                             318
     Amortization of deferred financing costs ....................................              712             573            672
     Deferred income taxes .......................................................              488          (1,718)          (174)
     Changes in current assets and liabilities (net of assets acquired and assumed in business combinations accounted for under the purchase method):
       Accounts receivable .......................................................           (2,217)         10,352         (9,847)
       Inventories ...............................................................            5,606          (6,260)        (7,048)
       Prepaid expenses and other assets .........................................              339          (2,944)        (3,717)
       Accounts payable ..........................................................            7,836          (3,909)        (6,951)
       Accrued liabilities .......................................................            6,579          (3,404)        11,915
                                                                                       ------------   -------------  -------------
           Net cash provided by operating activities .............................           37,337          11,058          4,102
                                                                                       ------------   -------------  -------------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received ...............................           (9,301)        (25,200)       (31,827)
   Cash paid for additional purchase consideration ...............................          (10,260)         (7,698)        (4,643)
   Additions to property and equipment ...........................................          (12,270)        (10,291)       (16,209)
   Cash collection of note receivable issued with sale of subsidiary .............              854           2,544          1,246
   Cash received on the sale of property and equipment ...........................           11,766          10,838          2,704
   Purchase of securities ........................................................                                          (2,400)
   Proceeds from the sale of securities ..........................................                                          18,226
   Cash paid for equity investment ...............................................                                          (1,557)
   Cash collection of other notes receivable .....................................            1,650
   Cash surrender value of terminated life insurance contracts ...................                              657
   Other .........................................................................               (2)            (11)          (246)
                                                                                       ------------   -------------  -------------
           Net cash used in investing activities .................................          (17,563)        (29,161)       (34,706)
                                                                                       ------------   -------------  -------------

Cash flows from financing activities:
   Proceeds from credit facility borrowings ......................................          170,649         166,821        131,667
   Payments of credit facility borrowings ........................................         (184,819)       (130,639)      (100,619)
   Payments of short-term debt, net ..............................................             (354)        (10,492)          (547)
   Payment from issuance of subordinated related party debt ......................                           (4,878)
   Proceeds from issuance of other long-term debt ................................              113                          2,664
   Payments of other long-term debt ..............................................           (2,439)         (1,012)        (1,242)
   Issuance of notes receivable for stock loans ..................................                           (2,862)
   Payments of deferred financing costs ..........................................             (260)           (243)        (2,354)
   Proceeds from common stock issued under employee benefit programs .............              440             666          3,140
   Issuance of common stock to outside directors .................................               20              65            104
                                                                                       ------------   -------------  -------------
           Net cash (used in) provided by financing activities ...................          (16,650)         17,426         32,813
                                                                                       ------------   -------------  -------------

Effect of exchange rates on cash and cash equivalents ............................               12             (48)            35
                                                                                       ------------   -------------  -------------
Net increase (decrease) in cash and cash equivalents .............................            3,136            (725)         2,244
Cash and cash equivalents at beginning of period .................................            2,126           2,851            607
                                                                                       ------------   -------------  -------------
Cash and cash equivalents at end of period .......................................     $      5,262   $       2,126  $       2,851
                                                                                       ============   =============  =============
                                                               (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands, Except Shares)


                                                                                           Fiscal Year Ended April 30,
                                                                             ----------------------------------------------
                                                                                    2002          2001          2000
                                                                             -------------   -------------  ---------------
Supplemental disclosures of cash flow information:
   Interest paid .....................................................       $    12,132     $   14,150     $   8,773
   Income taxes paid .................................................       $     6,423     $   11,419     $  10,826

       During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company paid a total of $19,561, $32,898 and $36,470, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are as follows:


                                                                                          Fiscal Year Ended April 30,
                                                                             -------------------------------------------
                                                                                   2002            2001            2000
                                                                             ------------     -----------     ----------
Accounts receivable ..................................................       $     739         $   10,308     $   14,860
Inventories ..........................................................             810              4,021          4,760
Prepaid expenses and other current assets ............................                                901          1,839
Property and equipment ...............................................              65              3,761          7,044
Intangible assets(1) .................................................          18,531             23,191         23,244
Other assets .........................................................                                158            153
Net assets held for sale .............................................                                            10,012
Short-term debt ......................................................                                              (601)
Note payable for acquisition .........................................                                           (10,337)
Accounts payable .....................................................            (348)            (3,660)        (7,315)
Accrued liabilities ..................................................            (236)            (5,739)        (5,386)
Long-term debt .......................................................                                              (986)
Other long-term liabilities ..........................................                                (43)          (817)
                                                                             ---------         ----------     ----------
       Net assets acquired ...........................................       $  19,561         $   32,898     $   36,470
                                                                             =========         ==========     ==========

Noncash transactions:

..   At the end of Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company had
    $8,525, $10,283 and $9,581 accrued as additional purchase consideration for earn-outs, respectively.

..   During Fiscal 2001, the Company sold an equity investment in exchange for a note receivable totaling $1,789.

..   During Fiscal 2001 and Fiscal 2000, the Company recorded additional paid-in capital of $8 and $1,052, respectively, related to the tax benefit of stock options exercised.

..   During Fiscal 2001 and Fiscal 2000, the Company issued 37 and 5 warrants, respectively, in the aggregate to the former noteholders of the Subordinated Related Party Debt.

..   During Fiscal 2000, the Company issued notes payable totaling $10,337 in conjunction with a business combination.

..   During Fiscal 2000, the Company sold one of its subsidiaries and an associated building in exchange for notes receivable totaling $3,444.

(1) Due to the accrual of earn-out provisions, intangible assets include cash payments during the period related to prior period acquisitions.




          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

NOTE 1--BACKGROUND

         Workflow Management, Inc. (collectively with its subsidiaries, the "Company" or "Workflow") is a Delaware corporation formed by U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,643 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock") pursuant to a distribution agreement (the "Distribution Agreement"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date"). U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise.

         Workflow is the largest distributor of printed business products in North America and is also a leading provider of end-to-end business management outsourcing solutions that allows its customers to control all of their print related costs. The Company produces and distributes a full range of printed business products and provides related management services to approximately 43,000 customers in North America ranging in size from small businesses to Fortune 100 companies. The Company is comprised of two main operating divisions
- the Workflow Solutions Division, which provides customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products, and the Workflow Printing Division, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging and labels and signs. Workflow employs approximately 3,200 persons and has 18 manufacturing facilities, 15 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

NOTE 2--BASIS OF PRESENTATION

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow, including companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounts receivable and inventory reserves, useful lives of fixed and intangible assets and recovery of goodwill.

Definition of Fiscal Year

         As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2002", "Fiscal 2001" and "Fiscal 2000" refer to the Company's fiscal years ended April 30, 2002, 2001 and 2000, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, Fiscal 2002 and 2001 were comprised of 365 days as compared to Fiscal 2000 which was comprised of 372 days.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Reclassifications

         Certain reclassifications have been made in the Fiscal 2001 and Fiscal 2000 financial statements to conform to the Fiscal 2002 presentation.

Cash and Cash Equivalents

         The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company's five largest customers accounted for 8.7%, 8.2% and 10.4% of the Company's revenues for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. The Company's single largest customer accounted for 3.6%, 2.2% and 2.7% of revenues for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

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

Goodwill

         As a result of the many purchase business combinations completed by Workflow since its inception, a substantial portion of the Company's total assets is represented by goodwill, which totaled $128,232 at April 30, 2002. During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, was issued. Workflow adopted this new standard and as a result, the Company ceased to amortize goodwill effective May 1, 2001. In lieu of amortization, during the first half of Fiscal 2002 Workflow performed an initial impairment review of its goodwill as of the implementation date, following which the Company concluded that there was no impairment of goodwill at May 1, 2001. Workflow recently completed the required annual ongoing impairment review of its goodwill at April 30, 2002. Consistent with the Company's initial test, no impairment of recorded goodwill was required as a result of this analysis. Workflow intends to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results for Workflow's reporting units and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Earn-Out Agreements

         Several of the acquisition agreements for the Company's business combinations accounted for under the purchase method of accounting include earn-out provisions that could result in additional purchase consideration payable in the form of cash payments in subsequent periods dependent upon specific future operating performance criteria. The Company records additional purchase consideration under these earn-out provisions in accordance with SFAS No. 141, "Business Combinations". As such, when the outcome of the contingency under the earn-out is determinable beyond a reasonable doubt, the Company records the expected earn-out payment as goodwill and accrues the earn-out as an accrued liability on the Company's balance sheet.

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

Revenue Recognition

         Revenue is recognized when title of goods and risk of loss passes to the buyer or upon completion of services provided to the customer. Returns of the Company's product are not considered material. Delivery costs billed to customers are recognized in revenues.

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

Advertising Costs

         The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative expenses. Advertising expense for Fiscal 2002, Fiscal 2001 and Fiscal 2000 was $196, $564 and $1,221, respectively.

Research and Development Costs

         Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of income as a component of selling, general and administrative expenses.

Internally Developed Software

         Internal costs related to internally developed software such as internal salaries and supplies are expensed as incurred as a component of selling, general and administrative expenses until the internally developed software reaches its technological feasibility. External costs related to internally developed software, such as outside programmers and consultants, are capitalized as property and equipment and expensed over the expected useful life of the software, normally three to five years. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company capitalized $1,391, $621 and $234, respectively, in internal salaries and outside consulting fees for internally developed software.

Restructuring Costs

         The Company records the costs of consolidating acquired operations into existing Company facilities, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in Restructuring)."

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

New Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000 ("SFAS No. 133 as Amended"), effective for the Company's fiscal year beginning May 1, 2001. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Effective May 1, 2001, Workflow implemented SFAS No. 133 as amended. The adoption of this new standard did not have a material impact on the Company's results of operations, financial position or cash flows.

         Business Combinations and Goodwill and Other Intangible Assets. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001, must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however, the new statement carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 requires that the Company discontinue the amortization of goodwill. Early adoption of SFAS No. 142 was allowed for those companies with fiscal years beginning after March 15, 2001. Workflow adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of Fiscal 2002. SFAS No. 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment.

         Accounting for the Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. Workflow was required to adopt the provisions of SFAS 144 effective May 1, 2002. Workflow believes that the adoption of SFAS 144 will not have a material impact on its results of operations, financial position or cash flows.

         Extinguishment of Debt and Accounting for Leases. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

         SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as "Extraordinary Items," as prescribed in APB No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as "Extraordinary Items." This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. Implementation of this portion of the standard will result in the reclassification of certain losses on extinguishment of debt previously treated as extraordinary items by Workflow.

         In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under he sale-leaseback provisions of SFAS No. 98, "Accounting or Leases." These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

         SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

NOTE 4--BUSINESS COMBINATIONS

         During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company made two, eight and six acquisitions, respectively, accounted for under the purchase method (the "Purchased Companies"). The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Initial cash consideration and subsequent acquisition costs paid associated with the acquisition of the Purchased Companies totaled $19,561, $32,898 and $36,470 during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively. A note payable of $10,337 was issued in conjunction with one of the Purchased Companies during Fiscal 2000. The total assets acquired with the Purchased Companies during Fiscal 2002, Fiscal 2001 and Fiscal 2000, were $20,145, $42,340 and $61,912, respectively, including intangible assets of $18,531, $23,191 and $23,244, respectively.

         The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, $10,260, $7,698 and $4,643, respectively, of additional purchase consideration was paid by the Company in connection with earn-out provisions and another $8,525 has been accrued for these earn-out provisions at April 30, 2002. The additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at April 30, 2002.

         The following presents the unaudited pro forma results of operations of the Company for Fiscal 2002 and Fiscal 2001, as if the purchase acquisitions completed since the beginning of Fiscal 2001 had been consummated at the beginning of Fiscal 2001. The Fiscal 2000 column reflects purchase acquisitions completed during Fiscal 2000 and Fiscal 2001, as well as the sale of a small subsidiary in September 1999, as if such transactions had occurred as of the beginning of Fiscal 2000. The pro forma results of operations presented below include certain pro forma adjustments to reflect the increased interest expense and reductions in executive compensation of $41, $728 and $586 for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively, at the acquired companies:

                                                                                    Fiscal Year Ended April 30,
                                                                         ---------------------------------------------
                                                                              2002           2001          2000
                                                                         -------------  ------------- ----------------

Revenues ............................................................    $    640,547  $   651,590   $   670,294
Income before extraordinary items ...................................           9,285        4,626        26,204
Net income ..........................................................           9,285        4,562        24,791

Income before extraordinary items per share:
   Basic ............................................................    $       0.71  $      0.36   $      2.06
   Diluted ..........................................................            0.71         0.35          1.88

Net income per share:
   Basic ............................................................    $       0.71  $      0.35   $      1.95
   Diluted ..........................................................            0.71         0.35          1.78

         The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestiture occurred at the beginning of Fiscal 2001 or Fiscal 2000, as applicable, or the results which may occur in the future. Fiscal 2001 and 2000 data assume $3,116 and $2,587, respectively, of goodwill amortization. Excluding such amortization, pro forma net income and basic and diluted net income per share would have been $6,370, $0.49 and $0.49, respectively, for Fiscal 2001, and $26,292, $2.07 and $1.89, respectively, for Fiscal 2000. The Fiscal 2001 data reflects restructuring and abandoned public offering costs of $8,292 and $1,677, respectively. The Fiscal 2000 data reflects restructuring costs of $1,467 and a gain on sale of securities of $15,826.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

NOTE 5--RESTRUCTURING COSTS

         During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its' reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $1,331 and $681 for severance and utilized an additional $1,682 and $4,025 for facility closures and asset write-downs associated with this plan in Fiscal 2002 and Fiscal 2001, respectively.

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

         Under the restructuring plans implemented during Fiscal 2001 and Fiscal 2000, the Company intended to terminate and provide severance benefits to 100 and 39 employees, respectively. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company terminated and provided severance benefits to 100, 31 and 9 employees, respectively. By the end of Fiscal 2002, the Company had terminated all employees it intends to terminate under the restructuring plans. However, certain severed employees have delayed severance payments. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

         The following table sets forth the Company's accrued restructuring costs for the three-year period ended April 30, 2002:

                                           Facility                       Other Asset
                                         Closure and     Severance and    Write-downs
                                         Consolidation    Terminations     and Costs       Total
                                         -------------   --------------   ------------  -----------
Balance at April 24, 1999 ............   $         -     $         189    $         -   $      189
       Additions .....................            15             1,434             18        1,467
       Utilizations ..................           (15)             (307)           (18)        (340)
                                         -------------   --------------   ------------  -----------

Balance at April 30, 2000 ............             -             1,316              -        1,316
       Additions .....................         3,401             2,070          2,821        8,292
       Utilizations ..................        (1,779)           (1,997)        (2,246)      (6,022)
                                         -------------   --------------   ------------  -----------

Balance at April 30, 2001 ............         1,622             1,389            575        3,586
       Utilizations ..................        (1,522)           (1,331)          (160)      (3,013)
                                         -------------   --------------   ------------  -----------

Balance at April 30, 2002 ............   $       100     $          58    $       415   $      573
                                         =============   ==============   ============  ===========

NOTE 6 - ABANDONED PUBLIC OFFERING COSTS

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

NOTE 7--INVENTORIES

         Inventories consist of the following:
                                                                                 April 30,
                                                                       ------------------------
                                                                           2002         2001
                                                                       -----------  -----------
Raw materials ....................................................     $    12,661  $    15,480
Work-in-process ..................................................           7,521        8,595
Finished goods ...................................................          30,347       31,497
                                                                       -----------  -----------
         Total inventories .......................................     $    50,529  $    55,572
                                                                       ===========  ===========

NOTE 8--PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                 April 30,
                                                                       ------------------------
                                                                           2002         2001
                                                                       -----------  -----------
Land .............................................................     $       145  $     1,106
Buildings ........................................................             351        5,999
Furniture and fixtures ...........................................          31,827       31,210
Computer equipment and software ..................................          23,105       17,824
Warehouse and printing equipment .................................          33,320       31,743
Equipment under capital leases ...................................           1,725        2,792
Leasehold improvements ...........................................           9,129        7,605
                                                                       -----------  -----------
                                                                            99,602       98,279
Less: Accumulated depreciation ...................................         (50,610)     (41,856)
                                                                       -----------  -----------
Property and equipment, net ......................................     $    48,992  $    56,423
                                                                       ===========  ===========

         Depreciation expense for Fiscal 2002, Fiscal 2001 and Fiscal 2000 was $10,876, $9,651 and $8,279, respectively. During Fiscal 2002, the Company disposed of virtually all of its owned land and buildings in a sale and leaseback transaction with proceeds of $6,700. The $2,777 gain on this transaction was deferred and is being amortized over the life of the related lease.

NOTE 9--GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of the following:

                                                        Workflow    Workflow
                                                        Printing    Solutions      Total
                                                       ----------   ---------    ------------
Balance at April 30, 2000, net of
  accumulated amortization of $3,837 ................  $   46,911   $   44,175   $    91,086
     Additions ......................................      12,587       15,289        27,876
     Disposals ......................................        (249)      (3,729)       (3,978)
     Amortization ...................................      (1,400)      (1,349)       (2,749)
                                                       -----------  ----------   ------------
Balance at April 30, 2001, net of
  accumulated amortization of $5,805 ................      57,849       54,386       112,235
     Additions ......................................       5,705       10,672        16,377
     Write-off due to sale of subsidiary ............        (380)          --          (380)
                                                       -----------  ----------   ------------
Balance at April 30, 2002, net of
  accumulated amortization of $5,805 ................  $   63,174   $   65,058   $   128,232
                                                       ==========   ==========   ============

      Goodwill amortization expense for Fiscal 2001 and Fiscal 2000 was $2,749 and $2,113, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001, must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however, the new statement carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 requires that the Company discontinue the amortization of goodwill. Early adoption of SFAS No. 142 is allowed for those companies with fiscal years beginning after March 15, 2001. The Company has adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of Fiscal 2002. SFAS No. 142 further requires companies to test goodwill and other indefinite lived intangible assets on an annual basis for impairment.

         The following reconciliation illustrates the impact that the adoption of SFAS No. 142 had on the Company's net income and earnings per share:

                                                                                Fiscal Year Ended April 30,
                                                                                ---------------------------
                                                                                     2001            2000
                                                                                ------------    -----------
Income before extraordinary items reconciliation:
   Reported income before extraordinary items ............................      $      3,693   $     24,564
   Add:  Goodwill amortization ...........................................             1,595          1,225
                                                                                ------------   ------------
   Adjusted income before extraordinary items ............................      $      5,288   $     25,789
                                                                                ============   ============

Net income reconciliation:
   Reported net income ..................................................       $      3,629   $     23,151
   Add:  Goodwill amortization ..........................................              1,595          1,225
                                                                                ------------   ------------
   Adjusted net income ..................................................       $      5,224   $     24,376
                                                                                ============   ============

Basic income before extraordinary items per share:
   Reported income before extraordinary items ...........................       $       0.29   $       1.93
   Add:  Goodwill amortization ..........................................               0.12           0.10
                                                                                ------------   ------------
   Adjusted income before extraordinary items ...........................       $       0.41   $       2.03
                                                                                ============   ============

Diluted income before extraordinary items per share:
   Reported income before extraordinary items ...........................       $       0.28   $       1.76
   Add:  Goodwill amortization ..........................................               0.12           0.09
                                                                                ------------   ------------
   Adjusted income before extraordinary items ...........................       $       0.40   $       1.85
                                                                                ============   ============

Basic net income per share:
   Reported net income ..................................................       $       0.28   $       1.82
   Add:  Goodwill amortization ..........................................               0.12           0.10
                                                                                ------------   ------------
   Adjusted net income ..................................................       $       0.40   $       1.92
                                                                                ============   ============

Diluted net income per share:
   Reported net income ..................................................       $       0.28   $       1.66
   Add:  Goodwill amortization ..........................................               0.12           0.09
                                                                                ------------   ------------
   Adjusted net income ..................................................       $       0.40   $       1.75
                                                                                ============   ============

Weighted average shares outstanding:
   Basic ................................................................             12,934         12,695
   Diluted ..............................................................             13,131         13,910

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Intangible assets subject to amortization consist of the following:

                                                                                         April 30,
                                                                                -----------------------
                                                                                     2002         2001
                                                                                -----------    --------
Non-compete agreements .................................................        $       398    $    398
Other ..................................................................              2,004       1,682
                                                                                -----------    --------
                                                                                      2,402       2,080
Less: Accumulated amortization .........................................               (858)       (777)
                                                                                -----------    --------
      Net intangible assets ............................................        $     1,544    $  1,303
                                                                                ===========    ========

         Amortization expense for Fiscal 2002, Fiscal 2001 and Fiscal 2000 was $100, $5 and $51, respectively. Estimated amortization expense for Fiscal 2003, Fiscal 2004, Fiscal 2005, Fiscal 2006 and Fiscal 2007 is $117, $117, $115, $99
and $96, respectively.

NOTE 10--OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:


                                                                                         April 30,
                                                                                -----------------------
                                                                                     2002         2001
                                                                                -----------    --------
Accrued postage ........................................................        $     5,210    $  3,122
Other ..................................................................             17,247      16,354
                                                                                -----------    --------
       Total other accrued liabilities .................................        $    22,457    $ 19,476
                                                                                ===========    ========


NOTE 11--DEBT

                                                                                         April 30,
                                                                                -----------------------
                                                                                     2002         2001
                                                                                -----------    --------
Short-Term Debt

         Short-term debt consists of the following:

Revolving credit facility ................................................      $   157,150    $
Current maturities of other long-term debt ...............................              693         994
                                                                                -----------    --------
       Total short-term debt ...........................................        $   157,843    $    994
                                                                                ===========    ========

         The Company has entered into a secured revolving credit facility with $183,750 available, subject to certain leverage tests, for working capital and acquisition purposes, including a $134,750 revolver and a $49,000 amortizing term note. The existing credit facility is secured by substantially all of the Company's assets and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. At April 30, 2002, the Company had $157,150 outstanding under the credit facility, at an annual interest rate of approximately 7.8%. The credit facility matures on March 10, 2004. During Fiscal 2002, the Company incurred $11,337 in interest expense relating to the credit facility.

       During the quarter ended April 30, 2002, the Company breached a leverage covenant in the credit facility. However, the Company's lenders waived the default ("Waiver") under the leverage covenant, allowing the Company to be in compliance with the credit facility as of April 30, 2002, and the Company agreed to amendments to certain provisions of the credit facility. Under the terms of the Waiver, (i) the leverage ratio from April 30, 2002 through July 30, 2002 was increased to 4.15 to 1.0, (ii) on July 31, 2002 and thereafter the leverage ratio will be 3.75 to 1.0 and (iii) certain minimum cumulative consolidated EBITDA requirements were imposed.

       These amendments to the credit facility will allow the Company to pursue alternative financing sources or otherwise generate cash to reduce borrowings under the credit facility. If the Company is not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under the credit facility in the near future, then it has agreed in principle with the lenders to enter into an amended credit facility. The agreement with the Company's lenders contemplates that the amended credit facility would bear interest at 12%, mature on October 31, 2003 and provide access to working capital based on a borrowing base formula. The amended credit facility would also have financial covenants typical of asset based financing facilities. These covenants, and other terms and conditions of the amended facility, would be subject to negotiation with the lenders. Because the Company has not yet reached agreement with its lenders regarding all of the specific terms and conditions that would be contained in the amended credit facility, the existing credit facility must be classified as short-term debt under accounting principles generally accepted in the United States of America.

       Consistent with the Company's agreement with the lenders as described above, it is currently pursuing alternative financing. The proceeds from any such alternative financing would be used in large part to repay amounts outstanding under the Company's existing credit facility. The Company currently anticipates that it will be able to obtain alternative financing, but it cannot give any assurance as to when or whether this actually will occur.

       The Company anticipates that any alternative financing would subject it and its subsidiaries to material covenants that would restrict certain aspects of the Company's operations. The Company also anticipates that this financing will be secured by substantially all of the Company's and the Company's domestic subsidiaries' assets and guaranteed by the Company's domestic subsidiaries.

       Because of these restrictions, and because the amended credit facility the Company anticipates entering into with its existing lenders if the Company is not able to obtain alternative financing also will contain restrictive covenants, the financing alternative the Company ultimately implements will impose restrictions on its operations and these restrictions could adversely affect the Company's liquidity. Specifically, (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) the Company will be required to use a substantial portion of its cash flow from operations to pay interest on the Company's indebtedness, which will reduce the funds available to the Company for other purposes; and (iii) the Company's level of indebtedness will make the Company more vulnerable to economic downturns and adverse developments in the Company's business.

Long-Term Debt

Long-Term debt consists of the following:
                                                                                         April 30,
                                                                                -------------------------
                                                                                     2002         2001
                                                                                -----------    ----------
Revolving credit facility .................................................     $              $  171,065
Notes payable, secured by certain assets of the Company, weighted average
  interest rates of 6.99% and 4.61%, respectively .........................             590         2,177
Capital lease obligations, weighted average interest rates of 5.87%
  and 8.69%, respectively .................................................           1,603         3,083
                                                                                -----------    ----------
                                                                                      2,193       176,325
Less: Current maturities of long-term debt ................................            (693)         (994)
                                                                                -----------    ----------
       Total long-term debt ...............................................     $     1,500    $  175,331
                                                                                ===========    ==========

Maturities of Long-Term Debt

         Maturities on long-term debt, including capital lease obligations, are as follows:

Fiscal year:
   2003 ............................................................................           $      693
   2004 ............................................................................                  772
   2005 ............................................................................                  575
   2006 ............................................................................                  153
                                                                                               ----------
       Total maturities of long-term debt ..........................................           $    2,193
                                                                                               ==========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Letters of Credit

       In addition, the Company also had outstanding letters of credit of approximately $3,635 related to performance and payment guarantees. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

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

          The Company accounted for the Swap per the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective May 1, 2001, the Company has implemented SFAS No. 133 as amended. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Per the guidelines of SFAS No. 133, the Company classified the Swap as a cash flow hedge. This Swap is cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at April 30, 2002, the Company recorded a long-term liability of $3,666 and a loss in other comprehensive income, net of taxes, of $2,126. The Company recognized in earnings, as additional interest expense, $1,903 for Fiscal 2002, for the change in the prevailing LIBOR rate compared to the fixed rate under the Swap agreement.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


NOTE 12--INCOME TAXES

     Domestic and foreign income (loss) before provision for income taxes and extraordinary items consist of the following:


                                                                     Fiscal Year Ended April 30,
                                                               -------------------------------------
                                                                  2002          2001         2000
                                                               -----------  -----------  -----------
Domestic ....................................................  $     1,906  $    (6,373) $    31,719
Foreign .....................................................       13,967       12,743       10,633
                                                               -----------  -----------  -----------
     Total ..................................................  $    15,873  $     6,370  $    42,352
                                                               ===========  ===========  ===========


        The provision for income taxes consists of:

                                                                     Fiscal Year Ended April 30,
                                                               -------------------------------------
                                                                  2002          2001         2000
                                                               -----------  -----------  -----------
Current income tax provision (benefit):
  Federal ...................................................  $       642  $    (1,346) $     9,812
  State .....................................................          210          204        2,902
  Foreign ...................................................        5,336        5,537        5,248
                                                               -----------  -----------  -----------
                                                                     6,188        4,395       17,962

Deferred income tax provision (benefit) .....................          488       (1,718)        (174)
                                                               -----------  -----------  -----------
     Total provision for income taxes .......................  $     6,676  $     2,677  $    17,788
                                                               ===========  ===========  ===========

        Deferred taxes are comprised of the following:


                                                                                     April 30,
                                                                            ------------------------
                                                                                2002         2001
                                                                            -----------  -----------
Current deferred tax assets:
  Inventory .................................................               $     2,025  $     1,265
  Allowance for doubtful accounts ...........................                     1,902        1,300
  Accrued liabilities .......................................                     1,953        2,501
  Other .....................................................                     1,540           --
                                                                            -----------  -----------
     Total current deferred tax assets ......................                     7,420        5,066
                                                                            -----------  -----------

Long-term deferred tax assets (liabilities):
  Property and equipment ....................................                    (2,942)      (3,477)
  Intangible assets .........................................                    (4,576)      (2,425)
  Other .....................................................                       698        1,000
                                                                            -----------  -----------
     Total long-term deferred tax liabilities ...............                    (6,820)      (4,902)
                                                                            -----------  -----------
     Net deferred tax asset .................................               $       600  $       164
                                                                            ===========  ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                                     Fiscal Year Ended April 30,
                                                                                 ----------------------------------
                                                                                    2002        2001        2000
                                                                                 ----------  ----------  ----------
U.S. federal statutory rate....................................................        35.0%       35.0%       35.0%
State income taxes, net of federal income tax benefit..........................         7.5        (5.8)        6.1
Foreign earnings not subject to U.S. taxes.....................................       (29.9)      (70.0)      (10.7)
Nondeductible goodwill amortization............................................                     4.5         0.5
Foreign taxes..................................................................        29.5        78.8        10.4
Other..........................................................................                    (0.5)        0.7
                                                                                 ----------  ----------  ----------
Effective income tax rate......................................................        42.1%       42.0%       42.0%
                                                                                 ==========  ==========  ==========

NOTE 13--LEASE COMMITMENTS

     The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                                         Capital    Operating
                                                                                          Leases      Leases
                                                                                        ----------  ----------
Fiscal year:
   2003 ..............................................................................  $      597  $   13,977
   2004 ..............................................................................         705      12,548
   2005 ..............................................................................         495      11,226
   2006 ..............................................................................                  10,020
   2007 ..............................................................................                   8,997
Thereafter ...........................................................................                  42,800
                                                                                        ----------  ----------
Total minimum lease payments .........................................................       1,797  $   99,568
                                                                                                    ==========
Less: Amounts representing interest ..................................................        (194)
                                                                                        ----------
Present value of net minimum lease payments ..........................................  $    1,603
                                                                                        ==========

     Rent expense for all operating leases for Fiscal 2002, Fiscal 2001 and Fiscal 2000 was $14,062, $11,531 and $9,152, respectively.


NOTE 14--COMMITMENTS AND CONTINGENCIES

Distribution

     Under the terms of a stock distribution agreement entered into between Workflow and U.S. Office Products in June 1998 when the Company was spun-off from U.S. Office Products, it was obligated, subject to a maximum obligation of $1,750, to indemnify U.S. Office Products for certain liabilities incurred by U.S. Office Products prior to the spin-off, including liabilities under federal securities laws. This indemnification obligation is reduced by any insurance proceeds actually recovered in respect of the indemnification obligation and is shared on a pro rata basis with the other three divisions of U.S. Office Products which were spun-off from U.S. Office Products at the same time.

     U.S. Office Products has been named a defendant in various class action lawsuits. These lawsuits generally allege violations of federal securities laws by U.S. Office Products and other named defendants during the months preceding the spin-off. Workflow has not received any notice or claim from U.S. Office Products alleging that these lawsuits are within the scope of the Workflow's indemnification obligation, but the Company believes that certain liabilities and costs associated with these lawsuits, up to a maximum of $1,750 may to be subject to Workflow's indemnification obligation. On March 5, 2001, U.S. Office Products and most of its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

     The Company is not able to conclude that a claim by U.S. Office Products against Workflow pursuant to the foregoing indemnification obligations is probable because the decision to pursue that claim rests solely with the creditors of U.S. Office Products that are parties to the bankruptcy proceeding.

Postemployment Benefits

     The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 30, 2002 related to these agreements, as no change of control has occurred.

Other

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.


NOTE 15--EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan

     Effective upon the Distribution, the Company adopted its 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with
Section 401(k) of the Internal Revenue Code. The Company may match a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. For Fiscal 2002, Fiscal 2001 and Fiscal 2000, expenses associated with the 401(k) Plan were $814, $665 and $490, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)


NOTE 16--STOCKHOLDERS' EQUITY

Income Per Share

     Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company's computations of basic and diluted income per share for the periods presented in the consolidated statement of income:

                                                                                           Fiscal Year Ended April 30,
                                                                                       ------------------------------------
                                                                                          2002         2001           2000
                                                                                       ----------   ----------   ----------
Basic income before extraordinary items per share:

   Income before extraordinary items ................................................  $    9,197   $    3,693   $   24,564
                                                                                       ==========   ==========   ==========

   Weighted average number of
       common shares outstanding ....................................................      13,053       12,934       12,695
                                                                                       ==========   ==========   ==========

   Basic income before extraordinary items per share ................................  $     0.70   $     0.29   $     1.93
                                                                                       ==========   ==========   ==========

Diluted income before extraordinary items per share:

   Income before extraordinary items ................................................  $    9,197   $    3,693   $   24,564
                                                                                       ==========   ==========   ==========

   Weighted average number of:
       Common shares outstanding ....................................................      13,053       12,934       12,695
       Potentially dilutive shares* .................................................          48          197        1,215
                                                                                       ----------   ----------   ----------
           Total ....................................................................      13,101       13,131       13,910
                                                                                       ==========   ==========   ==========

Diluted income before extraordinary items per share .................................  $     0.70   $     0.28   $     1.76
                                                                                       ==========   ==========   ==========

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted income per share because they were anti-dilutive. Options to purchase 4,613, 4,556 and 239 shares of common stock were anti-dilutive and outstanding during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

Notes Receivable for Stock Loans

     During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors ("Stock Loans") for the purchase, in the open market, of the Company's Common Stock by those individuals. The Stock Loans are unsecured, full recourse promissory notes bearing interest at 6.75% and 8.0% per annum with principal and interest payable at maturity on January 2, 2003. Upon a change of control of the Company, as defined on the notes, the principal amount and accrued interest outstanding under the Stock Loans is forgiven. At April 30, 2002, $4,820 and $704 in principal and interest, respectively, were outstanding.

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

         U.S. Office Products, as the sole stockholder of the Company prior to the Distribution, approved the provisions of the Company's 1998 Stock Incentive Plan (the "Plan") that permit issuance of up to 30.0% of the outstanding shares of the Company's common stock immediately following the Distribution, which equals 4,393 shares, including the issuance of 600 shares of "incentive stock options" as that term is defined in the Internal Revenue Code, the options granted to Jonathan J. Ledecky, Thomas B. D'Agostino, Sr., executive officers and non-employee directors described below. All employees of the Company and its subsidiaries, as well as non-employee directors and consultants of the Company, are eligible for awards under the Plan. Non-qualified stock options and incentive stock options granted to employees generally are exercisable beginning one year from the date of grant in cumulative yearly amounts for periods ranging from one to four years and generally expire ten years from the date of the grant. The Company's Board of Directors adopted the Plan prior to the Distribution. As of April 30, 2002, 262 shares have been issued under the Plan.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

         The Company accounts for options in accordance with APB Opinion No. 25. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense was recognized for the options granted. Had compensation expense been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been impacted as indicated in the following table:

         The pro forma results shown below reflect the impact of options granted in Fiscal 2001 and Fiscal 2000. No options were granted in Fiscal 2002.

                                                             Fiscal Year Ended April 30,
                                             -----------------------------------------------------------
                                                  2002                  2001                  2000
                                             ----------------      ---------------       ---------------
Net income:
  As reported ............................   $          9,197      $         3,629       $        23,151
  Pro forma ..............................   $          8,248      $         2,551       $        18,100

Net income per share:
  As reported:
     Basic ...............................   $           0.70      $          0.28       $          1.82
     Diluted .............................   $           0.70      $          0.28       $          1.66
  Pro forma:
     Basic ...............................   $           0.63      $          0.20       $          1.43
     Diluted .............................   $           0.63      $          0.19       $          1.30

         The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2001 and Fiscal 2000, respectively. There were no options granted during Fiscal 2002.

                                                                Fiscal Year Ended April 30,
                                                               ----------------------------
                                                                   2001           2000
                                                               -----------    -------------

     Expected life of option .................................   7.0 years      7.0 years
     Risk free interest rate .................................   5.74%          6.15%
     Expected volatility of the Company Common Stock .........   75.10%         70.80%

         The weighted-average fair value of options granted was $5.96 and $15.27 for Fiscal 2001 and Fiscal 2000, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

         The summary of option transactions follows:

                                                                      Options Outstanding              Options Exercisable
                                                                  -----------------------------  -----------------------------
                                                                                    Weighted-                     Weighted-
                                                                                     Average                       Average
                                                                                    Exercise                      Exercise
                                                                     Options          Price         Options         Price
                                                                  --------------  -------------  -------------  --------------
Balance at April 24, 1999 .....................................            4,522  $        9.36            295  $         8.73
   Granted ....................................................              908          21.12
   Exercised ..................................................             (253)         10.34
   Canceled ...................................................              (67)         11.74
                                                                  --------------

Balance at April 30, 2000 .....................................            5,110          11.37          3,519            9.74
   Granted ....................................................              566           8.04
   Exercised ..................................................               (6)          7.91
   Canceled ...................................................             (813)         18.81
                                                                  --------------

Balance at April 30, 2001 .....................................            4,857           9.74          3,961            9.39
   Canceled ...................................................             (237)         11.41
                                                                  --------------

Balance at April 30, 2002 .....................................            4,620  $        9.66          4,305  $         9.61
                                                                  ==============  =============  =============  ==============

           The following table summarizes information about stock options outstanding at April 30, 2002:

                                                             Options Outstanding                      Options Exercisable
                                                    ----------------------------                   -----------------------------
                                                                     Weighted-
                                                                      Average       Weighted-                      Weighted-
                                                                     Remaining       Average                        Average
     Range of                                                       Contractual      Exercise                       Exercise
      Prices                                            Options        Life           Price          Options          Price
-----------------------                             ------------- --------------    ------------   -------------  --------------

$ 5.45 - $ 7.38 .............................                706     6.88  years    $       6.49            535   $        6.72
$ 9.00          .............................              2,876     6.11  years            9.00          2,833            9.00
$ 9.13 - $11.75 .............................                448     5.94  years           10.25            407           10.14
$12.00 - $16.28 .............................                438     5.63  years           13.18            435           13.19
$21.88 - $29.13 .............................                152     7.65  years           25.03             95           25.21
                                                    -------------                                  -------------

                                                           4,620     6.22  years    $       9.66          4,305   $        9.61
                                                    ============= ==============    =============  =============  ==============

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

NOTE 17--GAIN ON SALE OF SECURITIES

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

         The Company's Workflow Solutions Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company's distribution centers or directly from the product's manufacturer. The results of the Workflow Solutions Division also include transactions with customers utilizing the Company's proprietary iGetSmart inventory and distribution system. The Company's Workflow Printing Division represents those subsidiaries primarily engaged in the sale of products internally manufactured at the Company. The Workflow Printing Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Workflow Printing Division also provides product to the Company's Workflow Solutions Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office. The Company does not allocate corporate overhead costs by segment in assessing performance.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Operating Segments

         The following table sets forth information as to the Company's reportable operating segments:

                                                                  Fiscal Year Ended April 30,
                                                           -------------------------------------------
                                                               2002           2001           2000
                                                           -------------  -------------  -------------
Revenues:
   Workflow Solutions Division .........................   $     319,535  $     291,423  $     222,533
   Workflow Printing Division ..........................         333,783        326,794        331,826
   Intersegment ........................................         (13,234)       (14,939)        (7,298)
                                                           -------------  -------------  -------------
     Total .............................................   $     640,084  $     603,278  $     547,061
                                                           =============  =============  =============

Operating income:
   Workflow Solutions Division .........................   $      17,844  $      10,085  $      18,205
   Workflow Printing Division ..........................          17,774         23,140         27,838
   Corporate ...........................................          (6,477)       (13,695)        (8,825)
                                                           -------------  -------------  -------------
     Total .............................................   $      29,141  $      19,530  $      37,218
                                                           =============  =============  =============

                                                                      Fiscal Year Ended April 30,
                                                           -------------------------------------------
                                                                2002           2001           2000
                                                           -------------  -------------  -------------
Identifiable assets (at year-end):
   Workflow Solutions Division .........................   $     149,581  $     139,184  $     134,673
   Workflow Printing Division ..........................         189,672        196,865        181,461
   Corporate ...........................................          18,946         15,952         15,578
                                                           -------------  -------------  -------------
     Total .............................................   $     358,199  $     352,001  $     331,712
                                                           =============  =============  =============

Depreciation and amortization:
   Workflow Solutions Division .........................   $       2,697  $       3,470  $       2,254
   Workflow Printing Division ..........................           8,026          8,611          8,037
   Corporate ...........................................             253            324            152
                                                           -------------  -------------  -------------
     Total .............................................   $      10,976  $      12,405  $      10,443
                                                           =============  =============  =============

Capital expenditures:
   Workflow Solutions Division .........................   $       5,088  $       3,429  $       1,790
   Workflow Printing Division ..........................           4,123          5,984         12,674
   Corporate ...........................................           3,059            878          1,745
                                                           -------------  -------------  -------------
     Total .............................................   $      12,270  $      10,291  $      16,209
                                                           =============  =============  =============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Geographic Segments

         The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                           Fiscal Year Ended April 30,
                                                                  -------------------------------------------
                                                                       2002           2001           2000
                                                                  -------------  -------------  -------------
Revenues:
   United States ..............................................   $     497,504  $     448,826  $     389,257
   Canada .....................................................         132,184        145,023        147,930
   Puerto Rico ................................................          10,396          9,429          9,874
                                                                   ------------  -------------  -------------
     Total ....................................................   $     640,084  $     603,278  $     547,061
                                                                  =============  =============  =============
Operating income:
   United States ..............................................   $      14,713  $       5,336  $      24,442
   Canada .....................................................          14,100         13,629         12,132
   Puerto Rico ................................................             328            565            644
                                                                  -------------  -------------  -------------
     Total ....................................................   $      29,141  $      19,530  $      37,218
                                                                  =============  =============  =============

Identifiable assets (at year-end):
   United States ..............................................   $     302,977  $     292,200  $     264,402
   Canada .....................................................          52,156         56,716         64,314
   Puerto Rico ................................................           3,066          3,085          2,996
                                                                  -------------  -------------  -------------
     Total ....................................................   $     358,199  $     352,001  $     331,712
                                                                  =============  =============  =============


NOTE 19--RELATED PARTY TRANSACTIONS

Lease for Workflow Solutions Division Administrative Offices

         On December 21, 1998, the Company's Workflow Solutions Division entered into a lease with an entity owned and controlled by an executive officer of the Company for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company paid $288, $292 and $197, respectively, in lease payments for this facility. In addition, the Company has incurred $1,189 for leasehold improvements.

Notes Receivable for Stock Loans

         The Company extended unsecured, full recourse loans to certain members of management and the Board of Directors for the purchase, in the open market, of Company Common Stock by those individuals. See discussion of the transaction under "Note 16 - Stockholders' Equity".

Transactions with Kaufman & Canoles

         The Company has retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James II, a Director of the Company, is the President, a director and a shareholder of Kaufman & Canoles. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company paid $1,218, $1,059 and $1,053 in fees to Kaufman & Canoles for legal services, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

Investment in Cortez III Service Corporation

         On April 21, 2000, the Company purchased 20% of the outstanding common stock of Cortez III Service Corporation ("Cortez"), a New Mexico corporation, in exchange for $1,550. Cortez provides logistics and technical services to various governmental agencies. F. Craig Wilson, a Director of the Company, is President, Chief Executive Officer and a member of the board of directors of Cortez. The investment was accounted for under the equity method of accounting. On January 2, 2001, the Company sold its 20% ownership in Cortez to F. Craig Wilson in exchange for a note receivable in the amount of $1,789. The note bore simple interest at 18% per annum with a maturity date of December 31, 2005. The note was a full recourse note and was secured by the shares of stock sold to F. Craig Wilson. Interest payments of 9% of the principal amount were payable quarterly with the remaining principal and interest due at maturity. The Company recorded a gain on the sale of the investment of $200 as other income during Fiscal 2001. On December 20, 2001, Workflow sold this promissory note to a third party in exchange for $1,000 in cash and a 9% interest bearing promissory note in the principal amount of $600 which was subsequently paid in full. During Fiscal 2002, the Company recorded a loss of $189 as a result of the sale of the promissory note.

Lease for Company Corporate Headquarters

         On January 8, 1999, the Company entered into a lease, with a purchase option, for corporate office space in a building partially owned by an executive officer of the Company. The terms and conditions of the ten-year lease were based on the market value of the office space. In connection with such lease, the Company entered into an agreement with the landlord's lender, Bank of America, N.A., and the landlord, pursuant to which the Company agreed to purchase the building at a discount in the event the landlord defaults on its financing arrangement with the lender. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, the Company paid $123, $370 and $154, respectively, in lease payments for this facility. In addition, the Company incurred $1,889 for leasehold improvements. Under the restructuring plan implemented in Fiscal 2001, the Company relocated its corporate headquarters to a smaller facility in Palm Beach during September 2001. The landlord reimbursed the Company for tenant improvements made to the premises in the aggregate amount of $1,200, $500 of which was remitted upon termination of the lease and the remainder of which will be disbursed in increments of $70 annually, for a period of ten years from the date of the lease's termination. In connection with the lease termination, the Company agreed to remit a broker fee of $300 to the broker responsible for locating the replacement tenant.

Subordinated Related Party Debt

         The Company entered into a subordinated debt agreement with certain members of the Company's management during Fiscal 1999 which was subsequently terminated during Fiscal 2001. The write off of $111 ($64 after taxes) of debt issue costs in connection with debt extinguishment was treated as an extraordinary item.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents certain unaudited quarterly financial data for Fiscal 2002 and Fiscal 2001. The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

                                                                                 Fiscal 2002 Quarters
                                                           --------------------------------------------------------------------
                                                                First      Second         Third       Fourth          Total
                                                                -----      ------         -----       ------          -----
Revenues ................................................  $   155,166  $   160,309  $   161,161  $   163,448  $     640,084
Gross profit ............................................       43,953       43,996       44,812       44,216        176,977
Operating income ........................................        7,408        5,778        7,938        8,017         29,141
Net income ..............................................        2,298        1,423        2,750        2,726          9,197

Net income per share:
   Basic: ...............................................  $      0.18  $      0.11  $      0.21  $      0.21  $        0.70
   Diluted: .............................................         0.18         0.11         0.21         0.21           0.70

Weighted average shares outstanding:
    Basic ...............................................       13,002       13,030       13,069       13,111         13,053
    Diluted .............................................       13,069       13,072       13,111       13,153         13,101


                                                                                 Fiscal 2001 Quarters (1)
                                                           --------------------------------------------------------------------
                                                               First         Second      Third        Fourth(2)     Total
                                                               -----         ------      -----       -----------     -----
Revenues ................................................  $   141,829  $   149,226  $   155,188  $   157,035  $     603,278
Gross profit ............................................       41,200       44,116       44,219       44,193        173,728
Operating income ........................................        5,946        8,101        8,138       (2,655)        19,530
Income before extraordinary item ........................        1,518        2,757        2,772       (3,354)         3,693
Extraordinary item ......................................                                     64                          64
Net income ..............................................        1,518        2,757        2,708       (3,354)         3,629

Net income per share:
   Basic:
    Income before extraordinary item ....................  $      0.12  $      0.21  $      0.21  $    (0.26)  $        0.29
    Extraordinary Item ..................................                                   0.00                        0.01
    Net income ..........................................         0.12         0.21         0.21       (0.26)           0.28
   Diluted:
    Income before extraordinary item ....................  $      0.11  $      0.21  $      0.21  $    (0.26)  $        0.28
    Extraordinary item ..................................                                   0.00                        0.00
    Net income ..........................................         0.11         0.21         0.21       (0.26)           0.28

Weighted average shares outstanding:
    Basic ...............................................       12,891       12,915       12,956       12,975         12,934
    Diluted .............................................       13,564       12,925       13,005       12,975         13,131

(1) The Fiscal 2001 data reflects goodwill amortization of $637, $670, $701 and $741 for the first through fourth quarters, respectively.

(2) The Fiscal 2001 fourth quarter data reflects restructuring and abandoned public offering costs of $8,292 and $1,677, respectively.

                            WORKFLOW MANAGEMENT, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE THREE FISCAL YEARS ENDED APRIL 30, 2002
                                 (In Thousands)


                                              Balance at     Charged to   Charged to                                     Balance
                                              Beginning      Costs and     Other                                         at End of
     Description                 Date         of Period      Expenses     Accounts      Deductions        Date           Period
-------------------------     -----------    ------------   -----------   ----------   -------------   -----------     -----------
Allowance for doubtful
   accounts                  April 24, 1999     4,481          1,036         19(b)    (1,345)(a)       April 30, 2000      4,191
                             April 30, 2000     4,191            945         12(b)    (1,121)(a)       April 30, 2001      4,027
                             April 30, 2001     4,027            848                      42 (a)       April 30, 2002      4,917


Accumulated amortization
   of intangibles            April 24, 1999     1,620          2,164         88(d)                     April 30, 2000      3,872
                             April 30, 2000     3,872          2,754                       (44)(c)     April 30, 2001      6,582
                             April 30, 2001     6,582            100                       (19)(c)     April 30, 2002      6,663

(a)  Represents write-offs of uncollectible accounts receivable
(b)  Allowance for doubtful accounts acquired in purchase acquisitions
(c)  Represents write-offs of intangible assets
(d)  Represents accumulated amortization acquired in purchase acquisitions

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

         The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 2002 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

         The 2002 Proxy Statement will be filed within 120 days after the end of the Company's 2002 fiscal year, as required by General Instruction G(3).

Item 10. Directors and Executive Officers of the Registrant

         Information relating to directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers" in Part I, Item 1, of this Form 10-K.

Item 11. Executive Compensation

         Information regarding compensation of officers and directors of the Company will be set forth in the section entitled "Executive Compensation" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of certain of the Company's securities will be set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions with the Company will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a.  Financial Statements and Schedules:

         1.       Financial Statements (See Item 8. hereof.)

         2.       Financial Statement Schedule (See Item 8. hereof.)

     b.  Reports on Form 8-K during the quarter ended April 30, 2002:

         1.       None

     c.  Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

                                   Signatures

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Palm Beach, State of Florida, on June 13, 2002.

                           WORKFLOW MANAGEMENT, INC.


                        By: /s/ Thomas B. D'Agostino, Sr.
                         ---------------------------------------------
                                Chairman of the Board

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

               Signature                                   Title                             Date
               ---------                                   -----                             ----
/s/ Thomas B. D'Agostino, Sr.            Chairman of the Board, Director,            June 13, 2002
------------------------------           President and Chief Executive Officer
Thomas B. D'Agostino                     (Principal Executive Officer)

/s/ Steve R. Gibson                      Director, Executive Vice President and      June 13, 2002
------------------------------           President of the Workflow Printing
Steve R. Gibson                          Division

/s/ Thomas B. D'Agostino, Jr.            Director, Executive Vice President and      June 13, 2002
------------------------------           President of the Workflow Solutions
Thomas B. D'Agostino, Jr.                Division.

/s/ Michael L. Schmickle                 Executive Vice President, Chief Financial   June 13, 2002
------------------------------           Officer, Secretary and Treasurer
Michael L. Schmickle                     (Principal Financial Officer and
                                         Principal Accounting Officer)

/s/ Thomas A. Brown, Sr.                 Director                                    June 13, 2002
------------------------------
Thomas A. Brown, Sr.

/s/ Gus J. James, II                     Director                                    June 13, 2002
------------------------------
Gus J. James, II

/s/ James J. Maiwurm                     Director                                    June 13, 2002
------------------------------
James J. Maiwurm

/s/ Roger J. Pearson                     Director                                    June 13, 2002
------------------------------
Roger J. Pearson

               Signature                                   Title                             Date
               ---------                                   -----                             ----
/s/ F. Craig Wilson                      Director                                    June 13, 2002
------------------------------
F. Craig Wilson

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

4.1     Form of certificate representing shares of Common Stock (Incorporated by           *
        reference to the Registrant's Form S-1, Commission File No. 333-46535,
        as amended, previously filed with the Commission).

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

10.23   Stock Purchase Agreement dated October 21, 1998 between SFI of Delaware,               *
        LLC, Danziger Graphics, Inc., H. Roy Danziger, Inc., Robert Danziger and
        Roy Danziger. (Incorporated by reference to the Registrant's Form 10-Q,
        Commission File No. 0-24383, previously filed with the Commission on
        December 8, 1998.)

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

10.32   12% Subordinate Promissory Note dated January 19, 1999 and form Warrant                *
        made by Workflow Management, Inc. and held by the Thomas B. and Elzbieta
        D'Agostino 1997 Charitable Remainder Trust. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.33       12% Subordinate Promissory Note dated January 19, 1999 and      *
            form Warrant made by Workflow Management, Inc. and held by Richard M. Schlanger. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.34       12% Subordinate Note dated January 19, 1999 and form            *
            Warrant made by Workflow Management, Inc. and held by Robert Fishbein. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.35       Lease Agreement dated December 21, 1998 between D&C LLC         *
            and SFI of Delaware, LLC. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.36       Lease and Option Agreement dated January 8, 1999 between        *
            Workflow Management, Inc. and FJK-TEEJAY Limited.
            (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.37       Agreement dated December 30, 1998, among Nationsbank,           *
            N.A., Workflow Management, Inc. and FJK-TEEJAY Limited. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.38       Severance Agreement dated January 19, 1999, between             *
            Workflow Management, Inc. and Thomas B. D'Agostino.
            (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.39       Severance Agreement dated January 19, 1999, between             *
            Workflow Management, Inc. and Steven R. Gibson.
            (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.40       Severance Agreement dated January 19, 1999, between             *
            Workflow Management, Inc. and Claudia S. Amlie.
            (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.41       Severance Agreement dated January 19, 1999, between             *
            Workflow Management, Inc. and Thomas B. D'Agostino, Jr. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.42       Severance Agreement dated January 19, 1999, between             *
            Workflow Management, Inc. and Richard M. Schlanger.
            (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.45       Purchase Agreement dated March 1, 1999 between Data             *
            Business Forms Limited, Dale A. Hodgson, Sundog Printing
            Limited and 408446 Alberta, Inc. (Incorporated by reference to the Registrant's Form 10-K, Commission File
            No. 0-24383, previously filed with the Commission on July
            20, 1999.)

10.46       Purchase Agreement dated March 1, 1999 between Data             *
            Business Forms Limited, Ray Remenda, Sundog Printing
            Limited and 517244 Alberta, Ltd. (Incorporated by reference to the Registrant's Form 10-K, Commission File
            No. 0-24383, previously filed with the Commission on July
            20, 1999.)

10.47       Stock Purchase Agreement dated March 18, 1999 between SFI       *
            of Delaware, LLC, JWC Acquisition Corp., Superior
            Graphics, Inc., Wesley Cheringal and John Cheringal.
            (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.48       Stock Purchase Agreement dated February 26, 1999 between        *
            Workflow Management, Inc., Workflow Management Acquisition
            Corp., Universal Folding Box Co., Inc. , Sanford L. Batkin and the Sanford L. Batkin Annuity Trust. (Incorporated by reference to the Registrant's Form 10-K, Commission File
            No. 0-24383, previously filed with the Commission on July
            20, 1999.)

10.49       Stock Purchase Agreement dated June 2, 1999 between SFI of      *
            Delaware, LLC, Graphic Management Corporation, Roger
            Kimps, Starlene Kimps, Rebecca Kaye, Rachael A. Kimps, and
            Ryan M. Kimps. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.50       Employment Agreement dated April 1, 1999, between Workflow      *
            Management, Inc. and Thomas B. D'Agostino, Sr.
            (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.51       Employment Agreement dated April 1, 1999, between Workflow      *
            Management, Inc. and Steven R. Gibson. (Incorporated by reference to the Registrant's Form 10-K, Commission File
            No. 0-24383, previously filed with the Commission on July
            20, 1999.)

10.52       Employment Agreement dated April 1, 1999, between Workflow      *
            Management, Inc. and Claudia S. Amlie. (Incorporated by reference to the Registrant's Form 10-K, Commission File
            No. 0-24383, previously filed with the Commission on July
            20, 1999.)

10.53       Employment Agreement dated April 1, 1999, between Workflow      *
            Management, Inc. and Thomas B. D'Agostino, Jr.
            (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.54       Employment Agreement dated April 1, 1999, between Workflow      *
            Management, Inc. and Richard M. Schlanger. (Incorporated by reference to the Registrant's Form 10-K, Commission
            File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.55       Severance Agreement dated April 1, 1999, between Workflow       *
            Management, Inc. and Thomas B. D'Agostino, Jr.
            (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.56       Severance Agreement dated April 1, 1999, between Workflow       *
            Management, Inc. and Richard M. Schlanger. (Incorporated by reference to the Registrant's Form 10-K, Commission
            File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.57       Employment Agreement, dated June 1, 1999, between Workflow      *
            Management, Inc., SFI of Delaware, LLC and Frederick Shaw. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.58       Amended and Restated Credit Agreement, dated March 10,          *
            2000, among Workflow Management, Inc., Data Business Forms Limited, Various Lending Institutions, Bank One, N.A., as Syndication Agent and Fleet National Bank, as
            Administrative Agent. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.59       Employment Agreement, dated March 20, 2000, between             *
            iGetSmart.com, Inc., a wholly owned subsidiary of Workflow Management, Inc., and Thomas B. D'Agostino, Jr.
            (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.60       Employment Agreement, dated March 20, 2000, between             *
            Workflow Management, Inc. and Claudia Saenz Amlie.
            (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.61       Employment Agreement, dated March 20, 2000, between             *
            Workflow Management, Inc. and Michael L. Schmickle.
            (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.62       Purchase Agreement, dated March 23, 2000, between Workflow      *
            Management, Inc., Office Electronics, Inc. and its shareholders. (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.63       Employment Agreement, dated April 30, 2001, between             *
            Workflow Management, Inc. and Thomas B. D'Agostino.
            (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.64       Employment Agreement, dated April 30, 2001, between             *
            Workflow Management, Inc. and Steve R. Gibson.
            (Incorporated by reference to the Registrant's Form 10K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.65       Amendment No. 1 to Amended and Restated Credit Agreement,       *
            dated as of April 27, 2000, among Workflow Management,
            Inc., Data Business Forms Limited, Various Lending
            Institutions and Fleet National Bank, as Administrative
            Agent. (Incorporated by reference to the Registrant's Form
            10Q Commission File No. 0-24383, previously filed with the Commission on December 15, 2000.)

10.66       Amendment No. 2 to Amended and Restated Credit Agreement,       *
            dated as of September 29, 2000, among Workflow Management,
            Inc., Data Business Forms Limited, Various Lending
            Institutions and Fleet National Bank, as Administrative
            Agent. (Incorporated by reference to the Registrant's Form
            10Q, Commission File No. 0-24383, previously filed with the Commission on December 15, 2000.)

10.67       Amendment No. 3 to Amended and Restated Credit Agreement,       *
            dated as of December 6, * 2000, among Workflow Management,
            Inc., Data Business Forms Limited, Various Lending
            Institutions and Fleet National Bank, as Administrative
            Agent. (Incorporated by reference to the Registrant's Form
            10Q, Commission File No. 0-24383, previously filed with the Commission of December 15, 2000.)

10.68       Severance Agreement, dated April 30, 2002, between              *
            Workflow Management, Inc. and * Claudia S. Amlie.

10.69       Employment Agreement, dated May 1, 2001, between Workflow       *
            Management, Inc. and * Michael L. Schmickle.

10.70       Amendment No. 1 Employment Agreement, dated May 1, 2001,        *
            between Workflow * Management, Inc. and Steve R. Gibson.

10.71       Amendment No. 1 Employment Agreement, dated May 1, 2001,        *
            between Workflow * Management, Inc. and Thomas B.
            D'Agostino, Sr.

10.72       Amendment No. 1 Employment Agreement, dated May 1, 2001,        *
            between Workflow * Management, Inc. and Thomas B.
            D'Agostino, Jr.

10.73       Severance Agreement, dated January 16, 2001, between            *
            Workflow Management, Inc. and * Richard M. Schlanger.



**21.1      Subsidiaries of the Registrant.

**23.1      Consent of PricewaterhouseCoopers LLP

**24.1      Power of Attorney (appears on signature page hereto)


-------------------------

* (Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**   Filed herewith.