Form 10-K/A
period 2002-04-30
WORKFLOW MANAGEMENT INC
filed 2002-08-28
CIK 1055564

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-K/A

                                (Amendment No. 1)

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

       Securities registered pursuant to Section 12(b)of the Exchange Act:

   Title of each class                Name of each exchange on which registered
         None                                           None

       Securities registered pursuant to Section 12(g)of the Exchange Act:

                                  Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 15, 2002: $41,667,867.

      The number of shares of common stock of the registrant outstanding as of August 15, 2002: 13,178,489.

                                EXPLANATORY NOTE

      Workflow Management, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended April 30, 2002, originally filed with the Securities and Exchange Commission on June 14, 2002 (the "Form 10-K"), solely for the purpose of amending and restating in their entirety Items 10, 11,12 and 13 of Part III of the Form 10-K.

      Part III of the Form 10-K is hereby amended and restated in its entirety to read as follows:

                                    PART III

      Unless indicated otherwise, "Workflow," the "Company," "we," "us" and "our" refer to Workflow Management, Inc. and its subsidiaries.

Item 10.  Directors and Executive Officers of the Registrant

      Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers" in Part I, Item 1, of the Form 10-K.

      The following table sets forth the name, age and date of first election to the Board of Directors for each of the Company's eight directors:

                                                 Director
                Name                   Age        Since
                ----                   ---        -----
Thomas A. Brown, Sr.                    60       04/29/98
Thomas B. D'Agostino, Sr.               59       04/29/98
Thomas B. D'Agostino, Jr.               35       09/09/99
Steve R. Gibson                         43       09/09/99
Gus J. James, II                        63       04/29/98
James J. Maiwurm                        53       09/09/99
Roger J. Pearson                        56       07/28/98
F. Craig Wilson                         52       04/29/98

      The following information relates to the business background of the Company's directors. There is no arrangement or understanding between any director and any other person pursuant to which a director was selected. Thomas
B. D'Agostino, Jr. is the son of Thomas B. D'Agostino, Sr. There are no other family relationships among any of the other directors.

      Thomas A. Brown, Sr. served as the Vice President-Purchasing/Sourcing/ Logistics of Pfizer, Inc., a large pharmaceutical company, from May 1996 until January 2001. Mr. Brown has been retired since January 2001. From June 1991 until May 1996, Mr. Brown was Vice President-Procurement of Aetna, Inc., a national insurance company.

      Thomas B. D'Agostino, Sr. has served as Chairman of the Board of the Company since February 1998. He has simultaneously served as the Company's President and Chief Executive Officer for the greater part of his tenure as Chairman of the Board of the Company and he currently serves in this role. Mr. D'Agostino, Sr. was President of SFI Corp. ("SFI Corp."), an office consumables distribution company and predecessor of SFI of Delaware, LLC ("SFI"), a principal subsidiary of the Company, and SFI Corp.'s predecessor company, Forms & Peripherals, Inc., from 1972 until 1998. He was appointed President of U.S. Office Products Company's Print Management Division in January 1997 when U.S. Office Products Company acquired SFI. The Company was spun-off from U.S. Office Products Company on June 9, 1998.

      Thomas B. D'Agostino, Jr. has served as President and Chief Operating Officer of the Company's Workflow Solutions Division since December 1998. He has also served as President and Chief Executive Officer of the Company's iGetSmart.com, Inc. subsidiary since August 1999. Mr. D'Agostino, Jr. also served briefly as the Company's Co-President during Fiscal 2001 (as defined in Item 11 below). He served as President of SFI from 1998 to December 1999 and as Vice President of Sales of SFI from 1997 until 1998. From 1995 to 1997, he served as President of Hano Document Printers, Inc. ("Hano"), a business forms manufacturing company and former subsidiary of the Company.

      Steve R. Gibson was appointed President of the Company's Workflow Printing Division on May 1, 2001. Prior to such appointment, Mr. Gibson had served the Company at various times since April 1998 in the capacities of President, Chief Executive Officer, Co-President, Executive Vice President and Chief Financial Officer. From February 1997 until April 1998, Mr. Gibson was President of Cortez Financial Services, Inc., an investment banking company. From May 1985 until February 1997, he was employed in various positions at NationsBank Corporation, a predecessor to Bank of America, ultimately serving as Senior Vice

President. Mr. Gibson is currently a director of Cortez III Service Corporation, an ESOP-owned government services provider ("Cortez III"), and serves as Chairman of its Compensation Committee. See "Compensation Committee Interlocks and Insider Participation" in Item 11 below.

      Gus J. James, II is the President, Chairman and shareholder of the law firm of Kaufman & Canoles in Norfolk, Virginia. Mr. James has practiced law with Kaufman & Canoles since 1967. See "Certain Relationships and Related Transactions" in Item 13 below.

      James J. Maiwurm is the Managing Partner of the Tysons Corner, Virginia office of Squire, Sanders & Dempsey L.L.P. From April 1999 to December 2000, Mr. Maiwurm was President and Chief Executive Officer of Kaiser Group International, Inc., an international engineering and construction management company ("Kaiser"). Kaiser was reorganized under Chapter 11 of the U.S. Bankruptcy Code earlier in 2001. He has been Chairman of the Board of Directors of Kaiser and its successor, Kaiser Group Holdings, Inc., since June 1999. From August 1998 until he was elected as Kaiser's President and Chief Executive Officer, Mr. Maiwurm was a partner of the law firm of Squire, Sanders & Dempsey L.L.P. in Washington, D.C. Prior to August 1998, he was a partner of the law firm of Crowell & Moring LLP in Washington, D.C. Mr. Maiwurm is a member of the Board of Managers of Kaiser-Hill Company, LLC, Denver, Colorado, a contractor with the U.S. Department of Energy; a director of Cortez III; and a member of the Board of Trustees of Davis Memorial Goodwill Industries, Washington, D.C., a non-profit entity.

      Roger J. Pearson has been engaged in the practice of law in Stamford, Connecticut, since 1978. Mr. Pearson has been an attorney-at-law since 1971. He is a director of Southern Union Company, a natural gas distribution company, having served as a past chairman of such company's Audit Committee and presently serving as chairman of the Human Resources Committee and member of the Long Term Stock Incentive Plan Committee. Mr. Pearson also served as First Selectman of the Town of Greenwich, Connecticut from 1983 until 1985.

      F. Craig Wilson has served as Chief Executive Officer and Chairman of the Board of Cortez III since March 1997. Cortez III provides logistics and technical services to various governmental agencies. Mr. Wilson also serves as President of EC III, Inc., a joint venture of Cortez III, and EG&G Inc. From 1993 to 1997, Mr. Wilson was Chief Operating Officer of Cortez III. See "Compensation Committee Interlocks and Insider Participation" in Item 11 below.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10% of a registered class of equity securities of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and Nasdaq. Such persons are also required under the rules and regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements under Section 16(a) for Fiscal 2002 (as defined in Item 11 below) were met in a timely manner by its directors, officers and greater than 10% beneficial owners.

Item 11.  Executive Compensation

Summary Executive Compensation Table

      The following table presents an overview of executive compensation paid by the Company and its subsidiaries during its fiscal year ended April 30, 2002 ("Fiscal 2002") and the Company's fiscal years ended April 30, 2001 ("Fiscal 2001") and April 30, 2000 ("Fiscal 2000") to the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers").

                                                     Annual Compensation                     Long Term Compensation
                                         Fiscal                        Other Annual        Securities          All Other
Name and principal position               Year   Salary($) Bonus($)  Compensation ($)  Underlying Options   Compensation($)
---------------------------              ----    --------  --------  ----------------  ------------------   ---------------
Thomas B. D'Agostino, Sr.                 2002   531,154         --         --                      --         15,745(1)
   President, Chairman of the Board and   2001   519,231    450,000         --                      --         13,729(2)
   Chief Executive Officer                2000   471,154    500,000         --                 200,000(3)      11,173(4)

Thomas B. D'Agostino, Jr.                 2002   345,262         --         --                      --          9,530(5)
   Executive Vice President and           2001   359,804    292,500         --                      --          7,791(6)
   President of Workflow Solutions        2000   250,000    250,000     75,839(7)                   --          4,061(8)
   Division

Steve R. Gibson                           2002  345,250         --        --                --           12,357(9)
   Executive Vice President and           2001  337,500    292,500        --                --           10,280(10)
   President of Workflow Printing         2000  256,911    266,000        --           235,000(11)      161,753(12)
   Division

Michael L. Schmickle                      2002  180,592         --        --                --           16,233(13)
   Executive Vice President, Chief        2001  176,538    153,000         --           50,000           12,989(14)
   Financial Officer, Treasurer and       2000  128,461    140,000        --            50,000 (15)       9,634(16)
   Secretary

Claudia S. Amlie                          2002   17,446         --        --                --          272,674(17)
   former Executive Vice President,       2001  145,384    126,000        --            50,000           12,811(18)
   Chief Administrative Officer, General  2000  145,385    140,000        --            50,000 (19)       8,947(20)
   Counsel and Secretary (21)

(1) Includes $14,522 of insurance premiums and $1,223 of 401(k) plan contributions paid by the Company on Mr. D'Agostino, Sr.'s behalf.
(2) Includes $12,575 of insurance premiums and $1,154 of 401(k) plan contributions paid by the Company on Mr. D'Agostino, Sr.'s behalf.
(3)  These options were canceled effective October 20, 2000.
(4) Includes $10,106 of insurance premiums and $1,067 of 401(k) plan contributions paid by the Company on Mr. D'Agostino, Sr.'s behalf.
(5) Includes $7,330 of insurance premiums and $2,200 of 401(k) plan contributions paid by the Company on Mr. D'Agostino, Jr.'s behalf.
(6) Includes $4,827 of insurance premiums and $2,964 of 401(k) plan contributions paid by the Company on Mr. D'Agostino, Jr.'s behalf.
(7) Represents value of an automobile purchased by the Company for Mr. D'Agostino, Jr.
(8) Includes $3,340 of insurance premiums and $721 of 401(k) plan contributions paid by the Company on Mr. D'Agostino, Jr.'s behalf.
(9) Includes $9,642 of insurance premiums and $2,715 of 401(k) plan contributions paid by the Company on Mr. Gibson's behalf.
(10) Includes $7,451 of insurance premiums and $2,829 of 401(k) plan contributions paid by the Company on Mr. Gibson's behalf.
(11)  200,000 of these options were canceled effective October 20, 2000.
(12) Includes $7,154 of insurance premiums and $1,927 of 401(k) plan contributions paid by the Company on Mr. Gibson's behalf. Also includes a one-time relocation payment of $152,672.
(13) Includes $15,084 of insurance premiums and $1,149 of 401(k) plan contributions paid by the Company on Mr. Schmickle's behalf.
(14) Includes $11,299 of insurance premiums and $1,690 of 401(k) plan contributions paid by the Company on Mr. Schmickle's behalf.
(15) These options were canceled effective January 5, 2001.
(16) Includes $9,005 of insurance premiums and $629 of 401(k) plan contributions paid by the Company on Mr. Schmickle's behalf.
(17) Includes $12,589 of insurance premiums and $746 of 401(k) plan contributions paid by the Company on Ms. Amlie's behalf. Also includes $229,215 in cash and $30,124 representing the fair market value of an automobile, both of which were paid by us as severance to Ms. Amlie.
(18) Includes $11,761 of insurance premiums and $1,050 of 401(k) plan contributions paid by the Company on Ms. Amlie's behalf.
(19) These options were canceled effective January 5, 2001.
(20) Includes $8,301 of insurance premiums and $646 of 401(k) plan contributions paid by the Company on Ms. Amlie's behalf.
(21) Ms. Amlie resigned from her employment with the Company effective May 25, 2001.

Stock Incentive Plan and Stock Option Awards

       The Workflow Management, Inc. 1998 Stock Incentive Plan (the "Incentive Plan") was adopted on June 8, 1998 by U.S. Office Products Company ("USOP"), the Company's sole stockholder at the time, prior to USOP's distribution to its stockholders of all of USOP's shares of the Company's Common Stock on June 9, 1998 (the "Distribution"). The Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other stock-based awards to non-employee directors, consultants and key employees of the Company and its subsidiaries. The purpose of the Incentive Plan is to promote the long-term growth and profitability of the Company by providing employees and non-employee directors with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward highly motivated and qualified employees. The maximum number of shares of Company Common Stock that may be issued with respect to awards granted under the Incentive Plan is 4,392,894, which equaled 30% of the outstanding Common Stock following the Distribution. The maximum number of shares that may be issued with respect to awards granted under the Incentive Plan to an individual in a calendar year may not exceed 1,500,000 shares.

       The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Incentive Plan authorizes the Compensation Committee to make all awards. The Compensation Committee determines the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

       No stock options, restricted stock, stock appreciation rights or stock-based awards were awarded to any of the Named Executive Officers during Fiscal 2002.

       The table below sets forth information for each Named Executive Officer concerning the value of unexercised stock options at the end of Fiscal 2002. No Named Executive Officer exercised any stock options in Fiscal 2002.

                       Value of Options at April 30, 2002

                                                      Number of Securities            Value of Unexercised In-The-
                                                 Underlying Unexercised Options                 Money
                                                       At Fiscal Year-End             Options at Fiscal Year-End(1)
                                               -----------------------------------  --------------------------------
Name                                              Exercisable      Unexercisable     Exercisable     Unexercisable
                                               ----------------   ---------------   ------------    ----------------
Thomas B. D'Agostino, Sr .................        1,150,630              --                --              --
Thomas B. D'Agostino, Jr .................          246,875              --                --              --
Steve R. Gibson ..........................          210,000              --                --              --
Michael L. Schmickle .....................          114,580          33,334                --              --
Claudia S. Amlie .........................          125,000              --                --              --

____________

(1) Under Securities and Exchange Commission rules, an option is only considered in-the-money, for purposes of the chart, if the per share exercise price is less than $3.88, the last reported sales price of our stock on the Nasdaq National Market on April 30, 2002. None of the stock options held by the Named Executive Officers are exercisable for less than $3.88 per share.

Retirement Savings Plan

       All of the Named Executive Officers and other eligible employees of the Company are eligible to participate in the Company's 401(k) Plan ("401(k) Plan"). The 401(k) Plan permits employees to contribute to the 401(k) Plan through voluntary payroll savings on a pretax basis. These contributions are matched by the Company in an amount equal to 25% of payroll savings contributions made by employees, up to 6% of an employee's total compensation. The Company's matching contributions vest over a period of five years after a participant's date of hire, at the rate of 25% after two years, 50% after three years, 75% after four years, and 100% after five years.

Stock Loan Programs

       During September 1998, pursuant to a program approved by the Board of Directors, the Company extended loans to certain of its key employees, including its executive officers, to finance the purchase by such persons of shares of Company Common Stock on the open market (the "1998 Stock Loan Program"). The 1998 Stock Loan Program loans are evidenced by unsecured, full recourse promissory notes bearing interest at 6.75% per annum. In Fiscal 2001, the Company extended additional loans to certain of its key employees, including its executive officers and certain non-employee Directors, to finance the purchase by such persons of shares of Company Common Stock on the open market (the "2000 Stock Loan Program"; the 2000 Stock Loan Program and the 1998 Stock Loan Program collectively, the "Stock Loan Program"). The 2000 Stock Loan Program loans are evidenced by unsecured, full recourse promissory notes bearing interest at 8.0% per annum. Except for the note due from Ms. Amlie, the notes in connection with the 1998 Stock Loan Program and the 2000 Stock Loan Program currently provide for forgiveness of all outstanding principal and accrued interest in the event of a change of control of the Company prior to January 2, 2003. All principal and accrued interest under the loans is due and payable on January 2, 2003, except for the note due from Ms. Amlie which is due and payable on February 1, 2003. As of April 30, 2002, the aggregate outstanding balance of principal and accrued interest on the 1998 Stock Loan Program loans and the 2000 Stock Loan Program loans to the Company's Named Executive Officers was as follows: Mr. D'Agostino, Sr., $2,176,370; Mr. Gibson, $963,586; Mr. D'Agostino, Jr., $527,366; Mr. Schmickle, $210,977; and Ms. Amlie, $559,865.

Compensation of Directors

       Directors who are also employees of the Company do not receive any extra compensation for attendance at Board or Committee meetings. During Fiscal 2001, the Board of Directors approved the Company's provision of life-time health insurance coverage for all Board members and their dependents who elect to accept such coverage (the "Director Health Benefit Program"). In Fiscal 2002, the Company made payments on behalf of certain Directors in connection with the Director Health Benefit Program, as follows: Mr. Brown, $7,531 and Mr. Pearson, $12,372. The Company's non-employee Directors are given the option to receive compensation for their services on the Board of Directors in the form of a stock grant of $20,000 worth of the Company's Common Stock and a cash payment of $8,000 as reimbursement for income taxes paid or payable in connection with such grant for each calendar year of service or, alternatively, they may borrow up to $200,000 pursuant to the 2000 Stock Loan Program with all interest accruing on such loans to be paid by the Company. The majority of the Company's non-employee Directors have elected to participate in the 2000 Stock Loan Program rather than electing to receive the stock grant and tax reimbursement. As of April 30, 2002, the outstanding balance of principal on such loans to the Company's non-employee Directors was as follows: Mr. Brown, $199,992; Mr. James, $199,992; Mr. Maiwurm, $199,992; and Mr. Wilson, $199,992. During Fiscal 2002, cash compensation for the Company's outside directors for committee service ranged from $2,500 to $26,000.

Executive Officer Employment, Severance and Change-in-Control Agreements

       The Company entered into an Employment Agreement with Thomas B. D'Agostino, Sr., dated April 30, 2000, as amended May 1, 2001, pursuant to which Mr. D'Agostino, Sr. serves as the President, Chairman of the Board and Chief Executive Officer of the Company (the "D'Agostino, Sr. Employment Agreement"). The term of the D'Agostino, Sr. Employment Agreement is four years, commencing April 30, 2000. Under the terms of the D'Agostino, Sr. Employment Agreement, Mr. D'Agostino, Sr. receives a current annual base salary of $530,000, and he is eligible to receive up to 100% of his base salary in bonus compensation which is payable in cash, stock options or other non-cash awards, as determined by the Compensation Committee based on specified performance criteria. He is also eligible to receive bonus compensation in excess of 100% of his base salary for extraordinary performance and exceptional Company results, as determined by the Compensation Committee, which is payable in cash, stock options or other non-cash awards. In the event that his employment is terminated without cause, Mr. D'Agostino, Sr. is entitled to receive his base salary and benefits for the longer of (i) six months from the date of termination or (ii) the remaining time under the term of the employment agreement. If Mr. D'Agostino, Sr. terminates his employment following (a) a material breach by the Company under the D'Agostino, Sr. Employment Agreement, or (b) his refusal to be relocated to another geographic location other than his current residence ("Termination for Good Reason"), he will be entitled to receive his base salary and benefits for the lesser of (i) six months from the date of termination or (ii) the remaining time under the term of the employment agreement. Following the expiration of the D'Agostino, Sr. Employment Agreement, a termination without cause or a Termination for Good Reason, Mr. D'Agostino, Sr. shall have the option to enter into a five-year consulting agreement with the Company, pursuant to which he shall render advisory services to the Company's Chief Executive Officer at an annual salary of $250,000 and continue to be an employee of the Company, subject to a non-competition covenant. The D'Agostino, Sr. Employment Agreement also contains a non-competition covenant which prohibits Mr. D'Agostino, Sr. from engaging in certain activities during the term of the employment agreement and for the longer of (i) a period of one year thereafter or (ii) as long as Mr. D'Agostino, Sr. continues to receive severance payments from the Company.

       Thomas B. D'Agostino, Jr. entered into an Employment Agreement with the Company and its iGetSmart.com subsidiary, on March 20, 2000, as amended May 1, 2001, pursuant to which Mr. D'Agostino, Jr. serves as the President of the Company's Workflow Solutions Division and President and Chief Executive Officer of iGetSmart.com (the "D'Agostino, Jr. Employment Agreement"). Steve R. Gibson entered into an Employment Agreement with the Company on April 30, 2000, as amended May 1, 2001, pursuant to which Mr. Gibson serves as the President of the Company's Workflow Printing Division (the "Gibson Employment Agreement"). The D'Agostino, Jr. Employment Agreement and the Gibson Employment Agreement each include: (i) an initial term of four years, commencing March 20, 2000 and April 30, 2000, respectively; (ii) a current annual base salary of $344,500; (iii) eligibility for up to 100% of base salary in bonus compensation, which is payable in cash, stock options or other non-cash awards, as determined by the Compensation Committee based on specified performance criteria; (iv) eligibility to receive bonus compensation in excess of 100% of base salary for extraordinary performance and exceptional Company results, as determined by the Compensation Committee, which is payable in cash, stock options or other non-cash awards; (v) in the event of a termination by the Company without cause, the right to receive base salary and benefits under the same terms as the D'Agostino, Sr. Employment Agreement; (vi) in the event of a Termination for Good Reason, the right to receive base salary and benefits as provided in the D'Agostino, Sr. Employment Agreement; and (vii) a non-competition covenant identical to the non-competition covenant in the D'Agostino, Sr. Employment Agreement.

       The Company has also entered into an Employment Agreement with Michael L. Schmickle, dated May 1, 2001, pursuant to which Mr. Schmickle serves as the Executive Vice President, Chief Financial Officer and Secretary of the Company (the "Schmickle Employment Agreement"). The general terms of the Schmickle Employment Agreement are as follows: (i) an initial term of two years; (ii) a current base salary of $180,200; (iii) eligibility to receive up to 100% of his base salary in bonus compensation, payable in cash, stock options or non-cash awards, as determined by the Compensation Committee based on specified performance criteria; (iv) eligibility to receive bonus compensation in excess of 100% of his base salary for extraordinary performance and exceptional Company results, as determined by the Compensation Committee, which is payable in cash, stock options or other non-cash awards; (v) a non-competition covenant identical to the non-competition covenant in the D'Agostino, Sr. Employment Agreement;
(vi) severance payments upon termination without cause under the same terms as the D'Agostino, Sr. Employment Agreement; and (vii) severance payments upon Termination for Good Reason under identical terms as the D'Agostino, Sr. Employment Agreement.

       In connection with a restructuring of the Company's management operations, the Company has also entered into a Severance Agreement which terminated the employment agreement and change-in-control agreement of Claudia
S. Amlie, former Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of the Company (the "Amlie Severance Agreement"). The Amlie Severance Agreement, dated April 30, 2001, has the following terms and conditions: (i) waiver and release of the Company from any and all claims; (ii) non-disclosure of the Company's confidential information; (iii) agreement to cooperate with the Company after termination; (iv) negative covenant prohibiting the former executive from making statements concerning the Company which could harm the Company's business interests; (v) survival of key provisions from the terminated employment agreement of Ms. Amlie; (vi) bi-weekly severance payments for a one-year period, in the aggregate amount of $222,600; (vii) continuation of health and dental benefits for 18 months after termination pursuant to COBRA with reimbursement from the Company for Ms. Amlie's share of the premiums; (viii) continuation of life insurance benefits for 18 months after termination; (ix) full vesting of her 125,000 existing options to purchase Company common stock and an extension of the exercise period until November 25, 2002; (x) extension of the maturity dates on Ms. Amlie's $526,361 Executive Stock Loans until February 1, 2003, including forgiveness of all amounts outstanding in the event of a change-of-control of the Company on or before May 25, 2002; (xi) transfer to Ms. Amlie of title to a Company automobile with an estimated value of $30,124; and (xii) agreement that Ms. Amlie shall provide consulting services to the Company as requested upon terms and conditions mutually agreed to by Ms. Amlie and the Company.

Compensation Committee Interlocks and Insider Participation

       Mr. Peter J. Perkins and Mr. Roger Pearson served as members of the Compensation Committee of the Company's Board of Directors for a portion of Fiscal 2002, and Mr. Thomas A. Brown, Sr. and Mr. James J. Maiwurm served as members of this Committee during all of Fiscal 2002. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries.

       During Fiscal 2002, an interlocking relationship existed and continues to exist, between a member of the Company's Board of Directors and the compensation committee of Cortez III. F. Craig Wilson, a Director of the Company, is President, Chief Executive Officer and a member of the Board of Directors of Cortez III. The interlocking relationship has existed since July 20, 2000, when Steve R. Gibson, a Director and executive officer of the Company, was appointed to the Cortez III Board of Directors and elected Chairman of its Compensation Committee, in connection with a cash investment by the Company in Cortez III in return for Cortez III common stock. James J. Maiwurm, a Director of the Company, has also served on the Cortez III Board of Directors since July 20, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information as of August 15, 2002 relating to the beneficial ownership of the Company's Common Stock by (i) each of the Company's directors and named executive officers who own Common Stock, (ii) all of the Company's director and executive officers as a group, and (iii) any other person known by the Company to own beneficially 5% or more of the Company's Common Stock. For purposes of the table, a named executive officer is any individual for whom compensation information is provided in the "Summary Compensation Table" appearing in Item 11 above, regardless of whether such person is currently employed by the Company. Except as otherwise set forth below, the Company is not aware of any person or group of affiliated persons who owns more than 5% of the Common Stock of the Company.

                                                                          Number of Shares
Name of Beneficial Owner                                               Beneficially Owned(1)       Percent of Class(1)
------------------------                                               --------------------        ------------------
Directors
Thomas A. Brown, Sr.(2) ............................................             97,890                     * %
Gus J. James, II(3) ................................................             86,890                     *
James J. Maiwurm(4) ................................................             67,390                     *
Roger J. Pearson(5) ................................................             66,556                     *
F. Craig Wilson(6) .................................................             83,890                     *

Executive Officers
Thomas B. D'Agostino, Sr.(7) .......................................          1,557,081                 10.84
Thomas B. D'Agostino, Jr.(8) .......................................            338,840                  2.52
Steve R. Gibson(9) .................................................            355,607                  2.66
Michael L. Schmickle(10) ...........................................            168,105                  1.26
Claudia S. Amlie(11) ...............................................            205,343                  1.54

All Directors and Executive Officers as a Group (10 people)(12) ....          3,027,592                 19.81%

Benson & Associates LLC(13) ........................................            718,000                  5.45
Dimensional Fund Advisors, Inc.(14) ................................            685,100                  5.20
Jonathan J. Ledecky(15) ............................................          1,345,495                  9.44

_________

*    Less than 1% ownership
(1) The number of shares of Common Stock deemed outstanding as of August 15, 2002 includes (i) 13,178,489 shares of Common Stock outstanding, (ii) an aggregate of 30,606 warrants exercisable at a nominal cost, issued in connection with the repayment of our subordinated debt, and (iii) an aggregate of 3,170,647 shares issuable pursuant to options held by the respective person or group which are presently exercisable or which may be exercised within 60 days after August 15, 2002, as set forth below. Pursuant to the rules of the Securities and Exchange Commission, the subordinated debt warrants and presently exercisable options are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person or group.
(2) Includes 34,741 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 45,000 shares that are currently exercisable.
(3) Includes 34,741 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 45,000 shares that are currently exercisable.
(4) Includes 34,741 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 30,000 shares that are currently exercisable.
(5)  Includes options to purchase 45,000 shares that are currently exercisable.
(6) Includes 34,741 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 45,000 shares that are currently exercisable.
(7) Includes 324,545 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program, options to purchase 1,150,630 shares that are currently exercisable and 30,606 subordinated debt warrants.
(8) Includes 83,033 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 246,875 shares that are currently exercisable.
(9) Includes 144,607 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 210,000 shares that are currently exercisable.
(10) Includes 33,211 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 131,247 shares that are currently exercisable.
(11) Includes 80,343 shares purchased with proceeds of an unsecured, full recourse loan granted by the Company pursuant to the Stock Loan
     Program and options to purchase 125,000 shares that are currently exercisable.
(12) Includes the information in the notes herein, as applicable. Reflects (i) 923,234 shares held of record of which 804,703 shares were purchased with proceeds of unsecured, full recourse loans granted by us pursuant to the

     Stock Loan Program, (ii) 30,606 subordinated debt warrants, and (iii) 2,073,752 shares subject to presently exercisable options.
(13) Based on the most recently filed Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission.
(14) Based on the most recently filed Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission.
(15) Includes options to purchase 1,096,895 shares that are currently exercisable which were granted to Mr. Ledecky in connection with his service as a former director and employee of Workflow.

Item 13.  Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

       The Company has retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James II, a Director of the Company, is the President, Chairman and a shareholder of Kaufman & Canoles.

       On April 21, 2000, the Company purchased 20% of the outstanding common stock of Cortez III for $1,550,000 in cash. F. Craig Wilson, a Director of the Company, is President, Chief Executive Officer and a member of the Board of Directors of Cortez III. Additionally, Steve R. Gibson, an Executive Vice President for the Company, President of the Workflow Printing Division and a member of the Company's Board of Directors, and James J. Maiwurm, also a member of the Company's Board of Directors, each serve on the Board of Directors of Cortez III. See "Compensation Committee Interlocks and Insider Participation" in
Item 11 above. On January 2, 2001, the Company sold its interest in Cortez III back to Mr. Wilson in exchange for a promissory note in the principal amount of $1,789,000. On December 20, 2001, the Company sold this promissory note to a third party in exchange for $1,000,000 in cash and a promissory note in the principal amount of $600,000 which has been paid in full.

       On January 8, 1999, the Company entered into a ten-year lease, with a purchase option, for corporate office space in Palm Beach, Florida in a building partially owned by Thomas B. D'Agostino, Jr., a Director of the Company and the Company's Workflow Solutions Division President and his brother. The terms and conditions of the ten-year lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged by parties not affiliated with the Company. In connection with such lease, the Company entered into an agreement with the landlord's lender, Bank of America, N.A., and the landlord, pursuant to which the Company agreed to purchase the building at a discount in the event the landlord defaults on its financing arrangement with the lender. In Fiscal 2002, the Company contributed $10,854 for repairs and improvements to the office space and building. Monthly rent payments of $30,833 each were made during Fiscal 2002. In connection with its restructuring plan, the Company negotiated an early termination of this lease, effective August 31, 2001. The landlord agreed to reimburse the Company for tenant improvements made to the premises in the aggregate amount of $1,200,000. $500,000 of such reimbursement was remitted upon termination of the lease and the remainder shall be disbursed in increments of $70,000 annually, for a period of ten years thereafter. In connection with the lease termination, the Company has remitted a broker fee of $300,000 to the broker responsible for locating the replacement tenant.

       On December 21, 1998, SFI, one of the Company's principal subsidiaries, entered into a ten-year lease with an entity owned in part by Thomas B. D'Agostino, Jr. and his brother for office space in Norfolk, Virginia. Monthly rent payments of $22,498 each were made in Fiscal 2002 for the office space. The terms and conditions of the lease are based on the market value of the office space and, in management's opinion, are comparable to rents that would be charged by parties not affiliated with the Company. In Fiscal 2002, the Company contributed $140,959 for repairs and improvements to the office space.

       During September 1998 and Fiscal 2001, pursuant to a program approved by the Board of Directors, the Company extended loans to certain of its key employees, including its executive officers and non-employee Directors, to finance the purchase by such persons of shares of Company Common Stock on the open market. The loans are evidenced by full recourse promissory notes bearing interest at 6.75% and 8.0% per annum. All principal and accrued interest under the loans become due and payable on January 2, 2003 and such amounts shall be forgiven in the event of a change of control of the Company prior to January 2, 2003, except for the note due from Ms. Amlie which is due and payable on February 1, 2003 and which will no longer be forgiven upon a change of control. See "Executive Compensation - Stock Loan Programs" and "Executive Compensation
- Compensation of Directors," each contained in Item 11 above.

                                   Signatures

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Beach, State of Florida, on August 28, 2002.

                                              WORKFLOW MANAGEMENT, INC.

                                              By: /s/ Thomas B. D'Agostino, Sr.
                                                 -------------------------------
                                              Chairman of the Board and
                                              Chief Executive Officer