Form 10-Q
period 2002-07-31
WORKFLOW MANAGEMENT INC
filed 2002-09-13
CIK 1055564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

(561) 659-6551
(Registrant’s telephone number, including area code)

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

As of September 12, 2002, there were 13,180,489 shares of common stock outstanding.

WORKFLOW MANAGEMENT, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

WORKFLOW MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

ASSETS	July 31, 2002	April 30, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,535	$5,262
Accounts receivable, less allowance for doubtful accounts of $4,934 and $4,917, respectively	93,782	102,184
Inventories	52,785	50,529
Prepaid expenses and other current assets	18,878	13,821

Total current assets	169,980	171,796
Property and equipment, net	47,475	48,992
Goodwill	131,810	128,232
Other intangible assets, net	1,394	1,544
Other assets	6,506	7,635

Total assets	$357,165	$358,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$169,000	$157,843
Accounts payable	38,623	42,594
Accrued compensation	10,530	12,641
Accrued additional purchase consideration	3,183	8,525
Accrued income taxes		933
Accrued restructuring costs	516	573
Other accrued liabilities	23,264	22,457

Total current liabilities	245,116	245,566

Other long-term debt	1,321	1,500
Deferred income taxes	6,777	6,820
Long-term swap contract liability	4,345	3,666
Other long-term liabilities	3,189	3,865

Total liabilities	260,748	261,417

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding
Common stock, $.001 par value, 150,000,000 shares authorized, 13,178,489 and 13,132,724 issued and outstanding, respectively	13	13
Additional paid-in capital	52,598	52,501
Notes receivable from officers	(4,820)	(4,820)
Accumulated other comprehensive loss	(4,319)	(6,255)
Retained earnings	52,945	55,343

Total stockholders’ equity	96,417	96,782

Total liabilities and stockholders’ equity	$357,165	$358,199

See accompanying notes to consolidated financial statements.

WORKFLOW MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	July 31, 2002	July 31, 2001
Revenues	$156,209	$155,166
Cost of revenues	112,802	111,213

Gross profit	43,407	43,953
Selling, general and administrative expenses	36,385	36,545
Restructuring costs	221

Operating income	6,801	7,408
Interest expense	4,149	3,703
Interest income	(140)	(220)
Loss on ineffective interest rate hedge	4,345
Debt offering costs	1,705
Other expense (income)	13	(14)

(Loss) income before (benefit) provision for income taxes	(3,271)	3,939
(Benefit) provision for income taxes	(872)	1,641

Net (loss) income	$(2,399)	$2,298

(Loss) income per share:
Basic	$(0.18)	$0.18
Diluted	$(0.18)	$0.18
Weighted average common shares outstanding:
Basic	13,155	13,002
Diluted	13,155	13,069

See accompanying notes to consolidated financial statements.

WORKFLOW MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 31, 2002	July 31, 2001
Cash flows from operating activities:
Net (loss) income	$(2,399)	$2,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,644	2,740
Restructuring costs, net of cash paid	(57)	(966)
Amortization of deferred financing costs	295	161
Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
Accounts receivable	8,321	4,583
Inventories	(2,313)	849
Prepaid expenses and other assets	(3,654)	240
Accounts payable	(3,927)	6,193
Accrued liabilities	(418)	(2,804)

Net cash (used in) provided by operating activities	(1,508)	13,294

Cash flows from investing activities:
Cash paid in acquisitions, net of cash received	(1,072)	(3,624)
Cash paid for additional purchase consideration	(7,306)	(7,043)
Additions to property and equipment	(1,396)	(5,053)
Cash collection of notes receivable	175
Cash received on the sale of property and equipment	245	9,218
Other	(79)	(1)

Net cash used in investing activities	(9,433)	(6,503)

Cash flows from financing activities:
Proceeds from credit facility borrowings	43,950	48,111
Payments of credit facility borrowings	(32,800)	(52,058)
Payments of short-term debt, net		(157)
Payments of other long-term debt	(179)	(1,222)
Payments of deferred financing costs	(831)	(221)
Proceeds from common stock issued under employee benefit programs	92	116
Issuance of common stock to outside directors	6	5

Net cash provided by (used in) financing activities	10,238	(5,426)

Effect of exchange rates on cash and cash equivalents	(24)	(1)

Net (decrease) increase in cash and cash equivalents	(727)	1,364
Cash and cash equivalents at beginning of period	5,262	2,126

Cash and cash equivalents at end of period	$4,535	$3,490

(Continued)

WORKFLOW MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	July 31, 2002	July 31, 2001
Supplemental disclosures of cash flow information:
Interest paid	$4,848	$3,283
Income taxes paid	$2,255	$2,552

During the three months ended July 31, 2002 and July 31, 2001, the Company paid a total of $8,378 and $10,667, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are as follows:

	Three Months Ended
	July 31, 2002		July 31, 2001
Accounts receivable	$		$$739
Inventories			31
Property and equipment			65
Intangible assets(1)		8,378	10,416
Accounts payable			(348)
Accrued compensation and other accrued liabilities			(236)

Net assets acquired		$8,378	$10,667

Non-cash transactions:

•	At July 31, 2002 and July 31, 2001, the Company had $3,183 and $5,191 accrued for additional purchase consideration for earn-outs, respectively.

See accompanying notes to consolidated financial statements.

(1)	Due to the accrual of earn-out provisions, intangible assets include cash payments during the period related to prior period acquisitions.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and non-financial data)
(Unaudited)

NOTE 1—NATURE OF BUSINESS

Workflow Management, Inc. (the “Company” or “Workflow Management”) is a leading provider of end-to-end business management outsourcing solutions that allows its customers to control all of their print related costs. The Company produces and distributes a full range of printed business products and provides related management services to approximately 43,000 customers in North America ranging in size from small businesses to Fortune 100 companies. The Company is comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products; and 2) the Workflow Printing Division, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging, and labels and signs. Workflow Management employs approximately 3,200 persons and has 18 manufacturing facilities, 15 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

NOTE 2—BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

As used in the Notes to Consolidated Financial Statements, “Fiscal 2002”, “Fiscal 2001”, “Fiscal 2000” and “Fiscal 1999” refer to the Company’s fiscal years ended April 30, 2002, 2001, 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company’s Board of Directors approved a change in the definition of the Company’s fiscal year-end date from the last Saturday in April to April 30th of each year.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

NOTE 3—INVENTORIES

Inventories consist of the following:

	July 31, 2002	April 30, 2002
Raw materials	$13,601	$12,661
Work-in-process	6,977	7,521
Finished goods	32,207	30,347

Total inventories	$52,785	$50,529

NOTE 4—DEBT

Revolving Credit Facility

The Company has entered into a secured revolving credit facility (the “Credit Facility) with $183,500 available, subject to certain leverage tests, for working capital and acquisition purposes, including a $135,000 revolver and a $48,500 amortizing term note. The existing Credit Facility is secured by substantially all of the Company’s assets and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The Credit Facility matures on March 10, 2004. At July 31, 2002, the Company had $168,300 outstanding under the Credit Facility, at an effective annual interest rate of approximately 12.4%. During the three months ended July 31, 2002, the Company incurred $3,259 in interest expense relating to the Credit Facility.

During the quarter ended April 30, 2002, the Company breached a leverage covenant in the Credit Facility. However, the Company’s lenders waived the default (the “Waivers”) under the leverage covenant, allowing the Company to be in compliance with the Credit Facility as of April 30, 2002 and July 31, 2002 and the Company agreed to amendments to certain provisions of the Credit Facility. Under the terms of the Waivers, (i) the leverage ratio from April 30, 2002 to July 30, 2002 was increased to 4.15 to 1.0, (ii) from July 31, 2002 to October 30, 2002 the leverage ratio was increased to 4.60 to 1.0, (iii) at October 31, 2002 and thereafter, the leverage ratio will decrease to 3.75 to 1.0 and (iv) certain minimum cumulative consolidated EBITDA requirements were imposed. At July 31, 2002, the Company’s leverage ratio was 4.37 to 1.0.

The Waivers provided the Company with the flexibility to pursue several strategic and financing alternatives to reduce borrowings under the Credit Facility. During the quarter ended July 31, 2002, the Company unsuccessfully pursued various strategic and financing alternatives to reduce borrowings under the Credit Facility, including a private placement of senior secured notes. Due to unfavorable market conditions, the Company is not actively pursuing the private note placement at this time. As a result, the Company expensed $1,705 in transaction costs paid in connection with the proposed private placement of senior secured notes.

The Waivers provided that if the Company was not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under the Credit Facility, then the Company and its lenders agreed in principle to enter into a new credit facility that would bear interest at 12% and provide access to working capital based on a borrowing base formula. However, as part of its ongoing consideration of various financial and strategic alternatives, a Special Committee of the Company’s Board of Directors is actively engaged in further discussions and negotiations with the Company’s secured lenders. As a result, the lenders under the Credit Facility have extended the Waivers until October 15, 2002 so that the Company and the

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Special Committee can consider and analyze various financial and strategic alternatives. As part of the current agreement between the Company and its lenders, the Company’s outstanding borrowings on the Credit Facility now bear interest at 12%. However, because the Company has not yet reached agreement with its lenders regarding all of the specific terms and conditions that would be contained in an amended or restructured credit facility, the existing Credit Facility must be classified as short-term debt under accounting principles generally accepted in the United States of America.

The Company currently anticipates that it will be able to obtain alternative financing, but cannot give any assurance as to when or whether this actually will occur. The Company anticipates that any alternative financing would subject it and its subsidiaries to material covenants that would restrict certain aspects of its operations. The Company also anticipates that this financing will be secured by substantially all of the Company’s and its domestic subsidiaries’ assets and guaranteed by the Company’s domestic subsidiaries.

The financing alternative the Company ultimately implements likely will impose restrictions on its operations and these restrictions could adversely affect its liquidity. Specifically, (i) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) the Company likely will be required to use a substantial portion of its cash flow from operations to pay interest on its indebtedness, which will reduce the funds available for other purposes; and (iii) the Company’s level of indebtedness likely will make it more vulnerable to economic downturns and adverse developments in the Company’s business.

Letters of Credit

The Company has outstanding letters of credit of approximately $2,319 related to performance and payment guarantees. Based upon the Company’s experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

Interest Rate Swap

On May 3, 2001, the Company entered into an interest rate swap agreement (the “Swap”) with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and an expiration date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company’s interest rate spread under its Credit Facility. The Company accounted for the Swap per the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the Swap thus was classified under hedge accounting as a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

However, on July 16, 2002, the Company’s Credit Facility was amended so that borrowings under the Credit Facility now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, during the three months ended July 31, 2002, the Company wrote off the $4,345 fair market value of the ineffective hedge and must record subsequent changes in the value of the Swap as a component of income. The Swap will continue to be cash settled quarterly dependent upon the movement of 3-month LIBOR rates. During the three months ended July 31, 2002, the Company recognized in earnings, as additional interest expense, $817 for the change in the prevailing LIBOR rate compared to the fixed rate under the Swap agreement.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

NOTE 5—STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity during the three months ended July 31, 2002 were as follows:

Stockholders’ equity balance at April 30, 2002	$96,782
Issuance of common stock in conjunction with:
Employee stock purchase program	92
Fees paid to outside members of the Company’s Board of Directors	6
Comprehensive loss	(463)

Stockholders’ equity balance at July 31, 2002	$96,417

Comprehensive (Loss) Income

The components of comprehensive income are as follows:

	Three Months Ended
	July 31, 2002	July 31, 2001
Net (loss) income	$(2,399)	$2,298
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes	(197)
Write-off of fair market value of ineffective interest rate hedge, net of tax	2,323
Foreign currency translation adjustment	(190)	198

Comprehensive (loss) income	$(463)	$2,496

•	Due to the write-off of the ineffective interest rate hedge, comprehensive income solely will be comprised of net income or loss and the foreign currency translation adjustments in future periods.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Notes Receivable from Officers

During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors (“the Stock Loans”) for the purchase, in the open market, of the Company’s common stock by those individuals. The Stock Loans are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003. Upon a change of control of the Company prior to maturity of the notes, as the term change of control is defined in the notes, the principal amount and accrued interest outstanding under the Stock Loans will be forgiven. At July 31, 2002, $4,820 and $779 in principal and interest, respectively, were outstanding on these notes.

NOTE 6—EARNINGS PER SHARE (“EPS”)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company’s computations of basic and diluted EPS for the periods presented in the consolidated statement of income:

	Three Months Ended
	July 31, 2002	July 31, 2001
Net (loss) income	$(2,399)	$2,298
Weighted average common shares outstanding:
Basic	13,155	13,002
Potentially dilutive shares*		67

Diluted	13,155	13,069

(Loss) income per share:
Basic	$(0.18)	$0.18
Diluted	$(0.18)	$0.18

*
The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,885 and 4,495 shares of common stock were anti-dilutive and outstanding during the three months ended July 31, 2002 and July 31, 2001, respectively.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

NOTE 7—BUSINESS COMBINATIONS

During the three months ended July 31, 2002, the Company did not complete any business combinations. Acquisition costs and additional purchase considerations paid during the three months ended July 31, 2002, for companies acquired in prior periods totaled $8,378.

During Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions (the “Purchased Companies”) accounted for under the purchase method, respectively. Initial cash consideration and subsequent acquisition costs paid associated with the Purchased Companies totaled $19,561 and $32,898, during Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired during Fiscal 2002 and Fiscal 2001 related to the Purchased Companies were $20,145 and $42,340, respectively, including intangible assets of $18,531 and $23,191, respectively. The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 2002 and Fiscal 2001, the Company paid $10,260 and $7,698 for additional purchase consideration, respectively. During the three months ended July 31, 2002, the Company paid another $7,306 for these earn-out provisions and has an additional $3,183 accrued for these earn-outs at July 31, 2002. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at July 31, 2002.

Following the Company’s Fiscal 2000 acquisition of Office Electronics, Inc. (“OEI”), the Company sold certain of OEI’s manufacturing divisions and related assets. Net cash proceeds from these divested assets and divisions totaled $9,764 and $350 during Fiscal 2001 and the three months ended July 31, 2001, respectively.

The following presents the unaudited pro forma results of operations of the Company for the three months ended July 31, 2002 and July 31, 2001, as if the purchase acquisitions completed since the beginning of Fiscal 2002 had been consummated at the beginning of Fiscal 2002. The pro forma results of operations include certain pro forma adjustments to reflect the increased interest expense and reductions in executive compensation of $41 for the three months ended July 31, 2001 at the acquired companies:

	Three Months Ended July ,
	2002	2001
Revenues	$156,209	$155,629
Net income	1,740	2,351

Earnings per share:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestitures occurred at the beginning of Fiscal 2002 or the results that may occur in the future. The pro forma results for the three months ended July 31, 2002 exclude restructuring costs, loss on ineffective interest rate hedge and debt offering costs of $221, $4,345 and $1,705, respectively.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

NOTE 8—RESTRUCTURING COSTS

During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $57 for facility closures and consolidations, severance and terminations and other asset write-downs and costs associated with this plan during the three months ended July 31, 2002.

Under the restructuring plan implemented during Fiscal 2001, the Company anticipated that it would terminate and provide severance benefits to 100 employees. By the end of Fiscal 2002, the Company had terminated all employees it intended to terminate under the restructuring plans. However, certain severed employees have delayed severance payments. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

During the three months ended July 31, 2002, the Company reversed into income a $1,242 restructuring charge taken in the three months ended April 30, 2001 that is no longer required since the Company recently settled the underlying contract dispute and expensed $1,463 in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

The following table sets forth the Company’s accrued restructuring costs for the three months ended July 31, 2002.

	Facility Closure and Consolidation	Severance and Terminations	Other Asset Writedowns and Costs	Total
Balance at April 30, 2002	$100	$58	$415	$573
Additions			1,463	1,463
Utilizations	(4)	(38)	(1,478)	(1,520)

Balance at July 31, 2002	$96	$20	$400	$516

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of the following:

	Workflow Printing	Workflow Solutions	Total
Balance at April 30, 2002, net of accumulated amortization of $5,805	$63,174	$65,058	$128,232
Additions	1,591	1,987	3,578

Balance at July 31, 2002, net of accumulated amortization of $5,805	$64,765	$67,045	$131,810

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Intangible assets subject to amortization consist of the following:

	July 31, 2002	April 30, 2002
Non-compete agreements	$398	$398
Other	2,016	2,004

	2,414	2,402
Less: Accumulated amortization	(1,020)	(858)

Net intangible assets	$1,394	$1,544

NOTE 10—SEGMENT REPORTING

The Company’s operating segments prepare separate financial information that is evaluated regularly by the Company’s Chief Executive Officer, the Company’s operating division Presidents and the Company’s Chief Financial Officer. Operating segments of the Company are defined primarily by the segment operation’s core business function whether it is: a) the procurement and subsequent distribution of product to the customer, or b) the sale of an internally manufactured product to the customer. The Company has determined that its operating activities consist of two reportable operating segments: the Company’s Workflow Solutions Division and the Company’s Workflow Printing Division.

The Company’s Workflow Solutions Division represents those subsidiaries of the Company that procure product, primarily custom print products and office supplies, and distribute it to customers through one of the Company’s distribution centers or directly from the product’s manufacturer. The results of the Workflow Solutions Division also include transactions with customers utilizing the Company’s proprietary iGetSmart inventory and distribution system. The Company’s Workflow Printing Division represents those subsidiaries primarily engaged in the sale of products internally manufactured by the Company. The Workflow Printing Division provides envelopes, commercial print products, custom forms and documents, annual reports, direct mail pieces, specialty packaging, labels and advertising specialty products to its customers. The Workflow Printing Division also provides product to the Company’s Workflow Solutions Division for distribution to customers. Corporate expenses include the costs of maintaining a corporate office and supporting the Company’s two operating segments. The Company does not allocate corporate overhead by segment in assessing performance.

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Operating Segments

The following table sets forth information as to the Company’s reportable operating segments:

	Three Months Ended
	July 31, 2002	July 31, 2001
Revenues:
Workflow Solutions Division	$76,726	$75,848
Workflow Printing Division	82,869	83,278
Intersegment	(3,386)	(3,960)

Total	$156,209	$155,166

Operating income:
Workflow Solutions Division	$4,776	$4,183
Workflow Printing Division	4,427	4,594
Corporate	(2,402)	(1,369)

Total	$6,801	$7,408

	July 31, 2002	April 30, 2002
Identifiable assets (at period end):
Workflow Solutions Division	$143,808	$149,581
Workflow Printing Division	187,434	189,672
Corporate	25,923	18,946

Total	$357,165	$358,199

Geographic Segments

The following table sets forth information as to the Company’s operations in its different geographic segments:

	Three Months Ended
	July 31, 2002	July 31, 2001
Revenues:
United States	$120,723	$119,009
Canada	33,172	33,676
Puerto Rico	2,314	2,481

Total	$156,209	$155,166

Operating income:
United States	$3,825	$4,015
Canada	2,965	2,940
Puerto Rico	11	453

Total	$6,801	$7,408

WORKFLOW MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	July 31, 2002	April 30, 2002
Identifiable assets (at period end):
United States	$299,732	$302,977
Canada	54,415	52,156
Puerto Rico	3,018	3,066

Total	$357,165	$358,199

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words “anticipate,” “believe,” “estimate,” “intend,” “may,” “will,” “expect” and similar expressions as they relate to Workflow Management, Inc. (the “Company,” “Workflow Management,” “we,” “us,” and “our”) or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the date hereof.

Introduction

Workflow Management, Inc. is a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 43,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We are comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products; and 2) the Workflow Printing Division, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging, and labels and signs. We employ approximately 3,200 persons and have 18 manufacturing facilities, 15 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Fiscal 2003”, “Fiscal 2002” and “Fiscal 2001” refer to our fiscal years ending April 30, 2003 and ended April 30, 2002 and 2001, respectively.

The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Consolidated Results of Operations

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Revenues.    Consolidated revenues increased 0.7%, from $155.2 million for the three months ended July 31, 2001, to $156.2 million for the three months ended July 31, 2002. Our Solutions Division revenues increased by $0.9 million or 1.2% and our Printing Division revenues decreased by $0.4 million or 0.5% when comparing the three months ended July 31, 2002 to the three months ended July 31, 2001. The increase in consolidated revenues was entirely due to our business combinations consummated after May 1, 2001. Revenues for the three months ended July 31, 2002 and July 31, 2001, include revenues from three companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 2002 (the “Purchased Companies”).

International revenues decreased 1.5%, from $33.7 million, or 21.7% of consolidated revenues, for the three months ended July 31, 2001, to $33.2 million, or 21.2% of consolidated revenues, for the three months ended July 31, 2002. The decline in international revenues was primarily due to the depressed economic conditions in Canada and a decline in the Canadian exchange rate during the three months ended July 31, 2002. International revenues consisted exclusively of revenues generated in Canada.

Gross Profit.    Gross profit decreased 1.2%, from $44.0 million, or 28.3% of revenues, for the three months ended July 31, 2001, to $43.4 million, or 27.8% of revenues, for the three months ended July 31, 2002. The decrease in gross profit was primarily a result of lower margins in our Printing Division due to: (i) pricing pressures from competition, and (ii) an overall decrease in manufacturing volumes within our commercial printing, direct mail and envelope operations.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 0.4%, from $36.5 million, or 23.6% of revenues, for the three months ended July 31, 2001, to $36.4 million, or 23.3% of revenues, for the three months ended July 31, 2002. The decrease in selling, general and administrative expenses in whole and as a percentage of revenues was primarily due to the cost savings realized associated with our restructuring plan implemented during the fourth quarter of Fiscal 2001.

Restructuring Costs.    During the three months ended July 31, 2002, net restructuring costs totaled $221,000 as we reversed into income a $1.2 million restructuring charge taken in the three months ended April 30, 2001 that is no longer required since we recently settled the underlying contract dispute and we expensed $1.5 million in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

Interest Expense, net.    Interest expense, net of interest income, increased 15.1%, from $3.5 million for the three months ended July 31, 2001, to $4.0 million for the three months ended July 31, 2002. This increase in net interest expense was due to increased debt outstanding during the three months ended July 31, 2002 and the increase in the Company’s interest rates under its secured credit facility. See “Note 4 to the Company’s Consolidated Financial Statements” of this Form 10-Q and “Liquidity and Capital Resources” below.

Loss on Ineffective Interest Rate Hedge.    On July 16, 2002, our existing Credit Facility was amended so that borrowings under the Credit Facility now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we wrote off the $4.3 million fair market value of the ineffective hedge and must record subsequent changes in the value of the Swap as a component of income.

Debt Offering Costs.    During the three months ended July 31, 2002, we incurred $1.7 million in transaction costs paid in connection with a proposed private placement of senior secured notes (the “Offering”). Due to unfavorable market conditions at the timing of the Offering, we decided not to actively pursue the placement of the senior secured notes. The transaction costs incurred in connection with the Offering were expensed during the three months ended July 31, 2002.

Other Expense (Income).    Other income, net of other expense decreased $27,000 from net other income of $14,000 for the three months ended July 31, 2001, to net other expense of $13,000 for the three months ended July 31, 2002. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Income Taxes.    Provision for income taxes decreased 153.1% from $1.6 million for the three months ended July 31, 2001, to a tax benefit of $0.9 million for the three months ended July 31, 2002, reflecting effective income tax rates of 41.7% and 26.7%, respectively. During the three months ended July 31, 2002, the effective income tax rate decreased due to the 34.0% tax benefit recorded on the restructuring costs, loss on ineffective interest rate hedge and debt offering costs. Excluding these non-recurring items, our effective tax rate is approximately 42.0%. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

Liquidity and Capital Resources

At July 31, 2002, we had a working capital deficit of $75.1 million, which included $168.3 million in debt under our existing credit facility classified as short-term debt. Our capitalization, defined as the sum of long-term debt and stockholders’ equity, at July 31, 2002 was approximately $97.7 million.

We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our revolving credit facility. Cash at July 31, 2002, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the quarter.

Our anticipated capital expenditures budget for the next twelve months is approximately $5.0 million for new equipment and maintenance.

During the three months ended July 31, 2002, net cash used in operating activities was $1.5 million. Net cash used in investing activities was $9.4 million, including $8.4 million used for acquisitions and additional purchase consideration and $1.4 million used for capital expenditures which were partially offset by the net proceeds of $0.2 million received on the sale of property and equipment and $0.2 million received from the collection of notes receivable. Net cash provided by financing activities was $10.2 million, which was mainly comprised of $11.2 million in net borrowings on our revolving credit facility which was partially offset by $0.2 million in payments of other long-term debt and $0.8 million in payments of deferred financing costs.

During the three months ended July 31, 2001, net cash provided by operating activities was $13.3 million. Net cash used in investing activities was $6.5 million, including $10.7 million used for acquisitions and additional purchase consideration and $5.1 million used for capital expenditures, which were partially offset by the net proceeds of $9.2 million received on the sale of property and equipment. Net cash used by financing activities was $5.4 million, which was mainly comprised of $3.9 million in net payments on our revolving credit facility used primarily to fund acquisition activity.

We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 21.2% of our total revenues for the three months ended July 31, 2002. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

We have entered into a secured revolving credit facility (the “Credit Facility”) with $183.5 million available, subject to certain leverage tests, for working capital and acquisition purposes, including a $135.0 million revolver and a $48.5 million amortizing term note. The existing Credit Facility is secured by substantially all of our assets and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The Credit Facility matures on March 10, 2004. At July 31, 2002, we had $168.3 million outstanding under the Credit Facility, at an effective annual interest rate of approximately 12.4%. During the three months ended July 31, 2002, we incurred $3.3 million in interest expense relating to the Credit Facility.

During the quarter ended April 30, 2002, we breached a leverage covenant in the Credit Facility. However, our lenders waived the defaults (the “Waivers”) under the leverage covenant, allowing us to be in compliance with the Credit Facility as of April 30, 2002 and July 31, 2002 and we agreed to amendments to certain provisions of the Credit Facility. Under the terms of the Waivers, (i) the leverage ratio from April 30, 2002 to July 30, 2002 was increased to 4.15 to 1.0, (ii) from July 31, 2002 to October 30, 2002 the leverage ratio was increased to 4.60 to 1.0, (iii) at October 31, 2002 and thereafter, the leverage ratio will decrease to 3.75 to 1.0 and (iv) certain minimum cumulative consolidated EBITDA requirements were imposed. At July 31, 2002, our leverage ratio was 4.37 to 1.0.

The Waivers provided us with the flexibility to pursue several strategic and financing alternatives to reduce borrowings under the Credit Facility. During the quarter ended July 31, 2002, we unsuccessfully pursued various strategic and financing alternatives to reduce borrowings under the Credit Facility, including a private placement of senior secured notes. Due to unfavorable market conditions, we are not actively pursuing the private note placement at this time. As a result, we expensed $1.7 million in transaction costs paid in connection with the proposed private placement of senior secured notes.

The Waivers provided that if we were not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under the Credit Facility, then we and our lenders agreed in principle to enter into a new credit facility that would bear interest at 12% and provide access to working capital based on a borrowing base formula. However, as part of its ongoing consideration of various financial and strategic alternatives, a Special Committee of our Board of Directors is actively engaged in further discussions and negotiations with our secured lenders. As a result, the lenders under the Credit Facility have extended the Waivers until October 15, 2002 so that we and the Special Committee can consider and analyze various financial and strategic alternatives. As part of the current agreement between us and our lenders, our outstanding borrowings on the Credit Facility now bear interest at 12%. However, because we have not yet reached agreement with our lenders regarding all of the specific terms and conditions that would be contained in an amended or restructured credit facility, the existing Credit Facility must be classified as short-term debt under accounting principles generally accepted in the United States of America.

We currently anticipate that we will be able to obtain alternative financing, but cannot give any assurance as to when or whether this actually will occur. We anticipate that any alternative financing would subject us and our subsidiaries to material covenants that would restrict certain aspects of our operations. We also anticipate that this financing will be secured by substantially all of our and our domestic subsidiaries’ assets and guaranteed by our domestic subsidiaries.

The financing alternative that we ultimately implement likely will impose restrictions on our operations and these restrictions could adversely affect our liquidity. Specifically, (i) our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) we likely will be required to use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available for other purposes; and (iii) our level of indebtedness likely will make us more vulnerable to economic downturns and adverse developments in our business.

We anticipate that current cash on hand, cash flow from operations and available financing will be sufficient to meet our liquidity requirements for our operations for the next twelve months. We also expect that our financing will be sufficient to meet our long-term liquidity requirements for operations. However, we may have to seek additional funding for our long-term liquidity from the issuance of additional bank debt, the issuance of public debt or the issuance of additional common stock in the public markets.

The following table summarizes our cash obligations as of July 31, 2002:

	Payments Due by Period (in millions)
	Less than one year	Years 2 and 3		Years 4 and 5		Thereafter		Total
Short-term debt	$168.3	$		$		$		$168.3
Long-term debt, including capital leases	0.6		1.1		0.3			2.0
Operating leases	17.5		31.8		25.1		43.8	118.2
Earn-out provisions	8.1		7.8		0.2			16.1

Total cash obligations	$194.5		$40.7		$25.6		$43.8	$304.6

We lease various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates.

Many of the purchase agreements for our acquisitions include earn-out provisions that could result in additional purchase consideration payable in the form of cash payments in future years dependent upon future operating performance of the acquired businesses. It is not possible to currently predict with certainty the future operating performance of the acquired businesses or the exact amount and timing of future earn-out payments. Accordingly, these amounts are only intended to be indicative of management’s current expectations for such obligations.

In addition, we also have outstanding letters of credit of approximately $2.3 million related to performance and payment guarantees. Based upon our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Fluctuations in Quarterly Results of Operations

Our envelope and commercial print businesses are subject to seasonal influences. Both our Solutions Division and our Printing Division are subject to seasonal influences of the potential lower demand for consumable printed business products during the summer months which coincide with our fiscal quarters ending in July. If we continue to complete acquisitions, we may become subject to seasonal influences if the businesses we acquire are seasonal. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by us for the products we sell, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of our existing operations, which could contribute to further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of results that may be achieved for any subsequent fiscal quarter or full fiscal year.

Inflation

We do not believe that inflation has had a material impact on its results of operations during the three month periods ended July 31, 2002 and July 31, 2001, respectively.

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

Our most critical accounting policy relates to goodwill, which totaled $131.8 million at July 31, 2002. During Fiscal 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, was issued. We have adopted this new standard and as a result, have ceased to amortize goodwill effective May 1, 2001. In lieu of amortization, during the first half of Fiscal 2002 we performed an initial impairment review of our goodwill as of the implementation date, following which we concluded that there was no impairment of goodwill at May 1, 2001. We recently completed our required annual ongoing impairment review of our goodwill at April 30, 2002. Consistent with our initial test, no impairment of recorded goodwill was required as a result of this analysis. We intend to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management’s projection of future results for its operating subsidiaries and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded.

New Accounting Pronouncements

Accounting for the Impairment or Disposal of Long-Lived Assets.    In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121 and the accounting and reporting provisions of APB No. 30, for the disposal of a business. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules change the criteria to be met to classify an asset as held-for-sale. The new rules also broaden the criteria regarding classification of a discontinued operation. We were required to adopt the provisions of SFAS 144 effective May 1, 2002. We believe that the adoption of SFAS 144 will not have a material impact on our results of operations, financial position or cash flows.

Extinguishment of Debt and Accounting for Leases.    In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things.

SFAS No. 145 requires that only gains and losses from the extinguishment of debt that meet the requirements for classification as “Extraordinary Items,” as prescribed in Accounting Practices Board Opinion No. 30, should be disclosed as such in the financial statements. Previous guidance required all gains and losses from the extinguishment of debt to be classified as “Extraordinary Items.” This portion of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with restatement of prior periods required. Implementation of this portion of the standard will result in the reclassification of certain losses on extinguishment of debt previously treated by us as extraordinary items.

In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” as it relates to accounting by a lessee for certain lease modifications. Under SFAS No. 13, if a capital lease is modified in such a way that the change gives rise to a new agreement classified as an operating lease, the assets and obligation are removed, a gain or loss is recognized and the new lease is accounted for as an operating lease. Under SFAS No. 145, capital leases that are modified so the resulting lease agreement is classified as an operating lease are to be accounted for under the sale-leaseback provisions of SFAS No. 98, Accounting for Leases. These provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002.

SFAS No. 145 will be applied as required. Adoption of SFAS No. 145 is not expected to have a material impact on our results of operations, financial position or cash flows.

In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“EITF No. 94-3”). We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after May 1, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

SFAS No. 146 will be applied as required. Adoption of SFAS No. 146 is not expected to have a material impact on our results of operations, financial position or cash flows.

Factors Affecting the Company’s Business

Risks Associated with our Credit Facility and Access to Financing.    As previously discussed in this Form 10-Q, we received Waivers from our senior lenders for a breach of a leverage covenant under the Credit Facility and we are actively engaged in further discussions and negotiations with the lenders regarding various financial and strategic alternatives. Based on the current status of these negotiations we anticipate that we will have to procure alternative financing, generate cash to significantly reduce borrowings under the Credit Facility, restructure the terms of the Credit Facility or effectuate some combination of the foregoing. The financing alternative that we ultimately implement likely will impose restrictions on our operations and these restrictions could adversely affect our liquidity. Specifically, (i) our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) we likely will be required to use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available for other purposes; and (iii) our level of indebtedness likely will make us more vulnerable to economic downturns and adverse developments in our business.

Reduction in Acquisition Activity; Lack of Growth.    Historically, we have experienced material growth through acquisitions funded by bank financing. As noted elsewhere in this 10-Q, the pace of our acquisition activity has slowed dramatically in recent periods, particularly as a result of (i) economic conditions in our industry following the September 11, 2001 terrorist attacks and (ii) our financing status with our senior lenders. Based on our limited financing sources at this time and current economic conditions, we do not anticipate consummating any material acquisitions during Fiscal 2003. As a result, our revenues and overall growth are not likely to increase significantly, if at all, during Fiscal 2003.

Potential Divestitures.    We may determine that our business interests would be best served by selling certain subsidiaries, assets or operations to third parties. Accordingly, we have in the past considered, and will continue to consider in the future, divestitures of certain operations or assets to the extent management believes that such transactions could improve our overall financial condition and/or future prospects. Any such divestitures would reduce our revenues. Divestitures could also (i) eliminate certain products or product lines that we have historically offered to our customers and (ii) reduce or eliminate our presence in certain geographic markets.

Material Amount of Goodwill.    At July 31, 2002, goodwill totaled $131.8 million, or 36.9% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill, however, we are required to annually evaluate by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of goodwill for potential impairment. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of our common stock.

Risks Associated with the Canadian Operations.    We have significant operations in Canada. Revenues from our Canadian operations accounted for approximately 21.2% of revenues during the three months ended July 31, 2002. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. We are also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of our Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on our cash flow and profitability.

For additional risk factors, refer to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to our operations result primarily from changes in interest rates. The estimated fair value of long-term debt approximates its carrying value at July 31, 2002.

On July 16, 2002, our Credit Facility was amended so that borrowings now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we must record subsequent changes in the value of the Swap as a component of income. If 3-month LIBOR were to increase or decrease by 1.0%, the impact would be a savings of $1.0 million recorded in other income or an additional expense of $1.0 million recorded in other expense. Any such change in interest rates would have a related impact on the Swap in that a 1% increase or decrease would have an impact on the fair value of the Swap of approximately $1.3 million. The Swap will continue to be cash settled quarterly dependent upon the movement of 3-month LIBOR rates.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

10.74
Amended and Restated Limited Waiver and Amendment, dated May 29, 2002, by and among Workflow Management, Inc., Data Business Forms Limited, Fleet National Bank, Bank One, N.A., Comerica Bank, Bank of America, Union Bank of California, N.A., National City Bank, LaSalle Bank National Association, and Chevy Chase Bank, F.S.B.

10.75
Limited Waiver and Amendment, dated July 16, 2002, by and among Workflow Management, Inc., Data Business Forms Limited, Fleet National Bank, Comerica Bank, Bank of America, National City Bank, LaSalle Bank National Association, and Chevy Chase Bank, F.S.B.

10.76
Amendment No. 1 to Limited Waiver and Amendment dated as of July 16, 2002, dated August 15, 2002, by and among Workflow Management, Inc., Data Business Forms Limited, Fleet National Bank, Bank One, N.A., Bank of America, National City Bank, LaSalle Bank National Association, and Chevy Chase Bank, F.S.B.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKFLOW MANAGEMENT, INC.

September 13, 2002	By:	/s/ THOMAS B. D’AGOSTINO, SR.
Date		Thomas B. D’Agostino, Sr. Chairman of the Board, Director, President and Chief Executive Officer (Principal Executive Officer)

September 13, 2002 Date	By:	/s/ MICHAEL L. SCHMICKLE Michael L. Schmickle Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas B. D’Agostino, Sr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Workflow Management, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ THOMAS B. D’AGOSTINO, SR.
Thomas B. D’Agostino, Sr. Chief Executive Officer

  27

I, Michael L. Schmickle, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Workflow Management, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ MICHAEL L. SCHMICKLE
Michael L. Schmickle, Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company’s chief executive officer and chief financial officer each certify as follows:

(a)    This Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b)    The information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ THOMAS B. D’AGOSTINO, SR.
Thomas B. D’Agostino, Sr. Chief Executive Officer September 13, 2002

/s/ MICHAEL L. SCHMICKLE
Michael L. Schmickle Chief Financial Officer September 13, 2002

  28