Form 10-Q
period 2002-10-31
WORKFLOW MANAGEMENT INC
filed 2002-12-23
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________.


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
                                               ---  ----

         As of December 16, 2002, there were 13,229,207 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheet............................................3
           October 31, 2002 (unaudited) and April 30, 2002

        Consolidated Statement of Operations (unaudited)......................4
           For the three and six months ended October 31, 2002 and October 31, 2001

        Consolidated Statement of Cash Flows (unaudited)......................5
           For the three and six months ended October 31, 2002 and October 31, 2001

        Notes to Consolidated Financial Statements (unaudited)................7


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................19

Item 3. Quantitative and Qualitative Disclosure About Market Risk............30

Item 4. Controls and Procedures..............................................30


PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders.................31

Item 6.  Exhibits and Reports on Form 8-K....................................31

Signatures...................................................................32

Certifications under Section 302 of the Sarbanes-Oxley Act of 2002...........32

Certifications under Section 906 of the Sarbanes-Oxley Act of 2002...........35

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                         October 31,   April 30,
ASSETS                                                      2002          2002
------                                                   ---------    ----------
                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                             $   6,264    $   5,262
   Accounts receivable, less allowance for doubtful
     accounts of $3,082 and $4,917, respectively            97,144      102,184
Inventories                                                 54,316       50,529
   Prepaid expenses and other current assets                16,648       13,821
                                                         ---------    ---------
       Total current assets                                174,372      171,796

Property and equipment, net                                 46,119       48,992
Goodwill                                                   134,050      128,232
Other intangible assets, net                                 1,381        1,544
Other assets                                                 6,222        7,635
                                                         ---------    ---------
       Total assets                                      $ 362,144    $ 358,199
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                       $ 169,373    $ 157,843
   Accounts payable                                         42,768       42,594
   Accrued compensation                                     11,836       12,641
   Accrued additional purchase consideration                 5,061        8,525
   Accrued income taxes                                                     933
   Accrued restructuring costs                                 513          573
   Short-term swap contract liability                          840          803
   Other accrued liabilities                                18,612       21,654
                                                         ---------    ---------
Total current liabilities                                  249,003      245,566

Other long-term debt                                         1,156        1,500
Deferred income taxes                                        6,786        6,820
Long-term swap contract liability                            4,611        3,666
Other long-term liabilities                                  3,186        3,865
                                                         ---------    ---------
       Total liabilities                                   264,742      261,417
                                                         ---------    ---------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares
     authorized, 13,223,097 and 13,132,724 issued and
     outstanding, respectively                                  13           13
   Additional paid-in capital                               52,670       52,501
Notes receivable from Directors and officers                (4,620)      (4,820)
   Accumulated other comprehensive loss                     (4,123)      (6,255)
   Retained earnings                                        53,462       55,343
                                                         ---------    ---------
Total stockholders' equity                                  97,402       96,782
                                                         ---------    ---------
       Total liabilities and stockholders' equity        $ 362,144    $ 358,199
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                     -----------------------------   ----------------------------
                                                       October 31,     October 31,    October 31,     October 31,
                                                          2002             2001           2002            2001
                                                     ------------     ------------   ------------    -----------
Revenues                                             $    164,556     $    160,309   $    320,765    $   315,475
Cost of revenues                                          118,904          116,313        231,706        227,526
                                                     ------------     ------------   ------------    -----------
       Gross profit                                        45,652           43,996         89,059         87,949

Selling, general and administrative expenses               36,954           38,218         73,339         74,763
Restructuring costs                                           810                           1,031
                                                      -----------     ------------   ------------    -----------
       Operating income                                     7,888            5,778         14,689         13,186

Interest expense                                            5,860            3,292         10,009          6,995
Interest income                                              (123)            (239)          (263)          (459)
Loss on ineffective interest rate hedge                     1,106                           5,451
Abandoned debt offering costs                                 174                           1,879
Other (income) expense                                         (3)             292              9            278
                                                     ------------     ------------   ------------    -----------

Income (loss) before provision (benefit)
   for income taxes                                           874            2,433         (2,396)         6,372
Provision (benefit) for income taxes                          357            1,010           (514)         2,651
                                                     ------------     ------------   ------------    -----------
Net income (loss)                                    $        517     $      1,423   $     (1,882)   $     3,721
                                                     ============     ============   ============    ===========

Income (loss) per share:
       Basic                                         $       0.04     $       0.11   $     (0.14)    $      0.29
       Diluted                                       $       0.04     $       0.11   $     (0.14)    $      0.28

Weighted average common shares outstanding:
       Basic                                               13,194           13,030         13,174         13,016
       Diluted                                             13,224           13,072         13,174         13,071

          See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                     ---------------------------
                                                                                      October 31,    October 31,
                                                                                          2002           2001
                                                                                     ------------    -----------
Cash flows from operating activities:
   Net (loss) income                                                                  $    (1,882)   $     3,721
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Depreciation and amortization expense                                                 5,312          5,474
      Restructuring costs, net of cash paid                                                   (60)        (1,197)
      Amortization of deferred financing costs                                                631            343
      Loss on ineffective swap                                                              5,451
      Loss on abandoned debt offering                                                       1,879
      Changes in assets and liabilities (net of assets acquired
        and liabilities assumed in business combinations):
        Accounts receivable                                                                 5,060         (1,329)
        Inventories                                                                        (3,758)         1,128
        Prepaid expenses and other assets                                                     443          2,165
        Accounts payable                                                                      158         13,504
        Accrued liabilities                                                                (8,107)          (959)
                                                                                      -----------    -----------
             Net cash provided by operating activities                                      5,127         22,850
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                         (1,082)        (3,871)
   Cash paid for additional purchase consideration                                         (7,637)        (9,241)
   Additions to property and equipment                                                     (2,652)        (7,372)
   Cash collection of notes receivable                                                        175            854
   Cash received on the sale of property and equipment                                        273          9,952
   Other                                                                                      (67)
                                                                                      -----------    -----------
             Net cash used in investing activities                                        (10,990)        (9,678)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                75,800         86,479
   Payments of credit facility borrowings                                                 (64,250)       (96,495)
   Payments of short-term debt, net                                                           (20)          (288)
   Payments of other long-term debt                                                          (353)        (2,146)
   Payment of abandoned debt offering cost                                                 (1,879)
   Payment of cash settlement of interest rate hedge                                       (1,620)
   Payments of deferred financing costs                                                    (1,177)          (242)
   Proceeds from notes receivable from officers                                               200
   Proceeds from common stock issued under employee benefit programs                          160            206
   Issuance of common stock to outside directors                                               10             10
                                                                                      -----------    -----------
             Net cash provided by (used in) financing activities                            6,872        (12,476)
                                                                                      -----------    -----------

Effect of exchange rates on cash and cash equivalents                                          (7)           (34)
                                                                                       ----------    -----------
Net increase in cash and cash equivalents                                                   1,002            662
Cash and cash equivalents at beginning of period                                            5,262          2,126
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     6,264    $     2,788
                                                                                      ===========    ===========

                                   (Continued)

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                                           Six Months Ended
                                                                                     ---------------------------
                                                                                      October 31,     October 31,
                                                                                          2002           2001
                                                                                     ------------    -----------
Supplemental disclosures of cash flow information:

   Interest paid                                                                     $     11,228    $     6,173
   Income taxes paid                                                                 $      3,657    $     4,210

   During the six months ended October 31, 2002 and October 31, 2001, the Company paid a total of $8,719 and $13,112, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions,
2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are as follows:

                                                                                             Six Months Ended
                                                                                     ------------------------------
                                                                                      October 31,       October 31,
                                                                                           2002            2001
                                                                                     --------------  --------------
   Accounts receivable                                                               $               $          739
   Inventories                                                                                                   31
   Property and equipment                                                                                        65
   Intangible assets(1)                                                                       8,719          12,861
   Accounts payable                                                                                            (348)
   Accrued liabilities                                                                                         (236)
                                                                                     --------------  --------------
       Net assets acquired                                                           $        8,719  $       13,112
                                                                                     ==============  ==============

Non-cash transactions:

o During the six months ended October 31, 2002 and October 31, 2001, the Company accrued $4,173 and $4,278 for additional purchase consideration for earn-outs, respectively.


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
(1) Due to the accrual of earn-out provisions, intangible assets include cash payments during the period related to prior period acquisitions.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands, except per share amounts and non-financial data)
                                   (Unaudited)

NOTE 1 - NATURE OF BUSINESS
---------------------------

         Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. The Company produces and distributes a full range of printed business products and provides related management services to customers in North America ranging in size from small businesses to Fortune 100 companies. The Company is comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products; and 2) the Workflow Printing Division, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging, and labels and signs. Workflow Management employs approximately 3,200 persons and has 18 manufacturing facilities, 12 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

NOTE 2 -  BASIS OF PRESENTATION
-------------------------------

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

         As used in the Notes to Consolidated Financial Statements, "Fiscal 2002", "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ending April 30, 2002, 2001 and 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year.

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following:
                                                   October 31,      April 30,
                                                      2002             2002
                                                 -------------   -------------

Raw materials                                    $      13,648   $      12,661
Work-in-process                                          9,484           7,521
Finished goods                                          31,184          30,347
                                                 -------------   -------------
   Total inventories                             $      54,316   $      50,529
                                                 =============   =============

NOTE 4 - DEBT
-------------

Revolving Credit Facility

         The Company has entered into a secured revolving credit facility (the "Credit Facility") with $183,250 available, subject to certain leverage tests, for working capital and acquisition purposes, including a $135,000 revolver and a $48,250 amortizing term note. The existing Credit Facility is secured by substantially all of the Company's assets and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The Credit Facility matures on March 10, 2004. At October 31, 2002, the Company had $168,700 outstanding under the Credit Facility, at an effective annual interest rate of approximately 12.4%. During the six months ended October 31, 2002, the Company incurred $9,100 in interest expense relating to the Credit Facility.

         During the quarter ended April 30, 2002, the Company breached a leverage covenant in the Credit Facility. However, the Company's lenders have granted various waivers of the default (the "Waivers") under the leverage covenant, allowing the Company to be in compliance with the Credit Facility as of April 30, 2002 and October 31, 2002 and the Company agreed to amendments to certain provisions of the Credit Facility. Under the terms of the currently effective Waivers, (i) the leverage ratio from April 30, 2002 to July 30, 2002 was increased to 4.15 to 1.0, (ii) from July 31, 2002 to January 15, 2003 the leverage ratio was increased to 4.60 to 1.0, (iii) at January 16, 2003 and thereafter, the leverage ratio will decrease to 3.75 to 1.0 and (iv) certain minimum cumulative consolidated EBITDA requirements were imposed. At October 31, 2002, the Company's leverage ratio was 4.16 to 1.0.

         The Waivers have provided the Company with the flexibility to pursue several strategic and financing alternatives to reduce borrowings under the Credit Facility. During the six months ended October 31, 2002, the Company unsuccessfully pursued various strategic and financing alternatives to reduce borrowings under the Credit Facility, including a private placement of senior secured notes. Due to unfavorable market conditions, the Company is not actively pursuing the private note placement at this time. As a result, the Company expensed $1,879 in transaction costs paid in connection with the proposed private placement of senior secured notes.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

         The Waivers provided that if the Company was not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under the Credit Facility, then the Company and its lenders agreed in principle to enter into a new credit facility that would bear interest at 12% and provide access to working capital based on a borrowing base formula. However, as part of its ongoing consideration of various financial and strategic alternatives, a Special Committee of the Company's Board of Directors is actively engaged in further discussions and negotiations with the Company's secured lenders. As a result, the lenders under the Credit Facility have extended the Waivers until January 15, 2003 so that the Company and the Special Committee can consider and analyze various financial and strategic alternatives. The current terms of the Waivers provide a detailed timetable for the Company, its management, and the Special Committee and its advisors to complete the process of reviewing strategic and financial alternatives and implementing a strategic plan. As part of the current agreement between the Company and its lenders, the Company's outstanding borrowings on the Credit Facility now bear interest at 12%. The Company also has agreed that it will not amend or renew the terms and conditions of its outstanding director and officer loans due in January 2003 and February 2003 and that proceeds from the collection of those loans will be paid to permanently reduce bank debt. However, because the Company has not yet reached agreement with its lenders regarding all of the specific terms and conditions that would be contained in an amended or restructured credit facility, the existing Credit Facility must be classified as short-term debt under accounting principles generally accepted in the United States of America.

         The Company anticipates that it will be able to obtain alternative financing, but cannot give any assurance as to when or whether this actually will occur. The Company also anticipates that this financing will be secured by substantially all of the Company's and its subsidiaries' assets and guaranteed by the Company's subsidiaries.

         The financing alternative the Company ultimately implements likely will impose restrictions on its operations and these restrictions could adversely affect its liquidity. Specifically, (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) the Company likely will be required to use a substantial portion of its cash flow from operations to pay interest on its indebtedness, which will reduce the funds available for other purposes; and (iii) the Company's level of indebtedness likely will make it more vulnerable to economic downturns and adverse developments in the Company's business.

Letters of Credit

         The Company has outstanding letters of credit of approximately $2,569 related to performance and payment guarantees. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Interest Rate Swap

        On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and an expiration date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under its Credit Facility. The Company accounted for the Swap per the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and thus classified the Swap under hedge accounting as a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

         However, on July 16, 2002, the Company's Credit Facility was amended so that borrowings under the Credit Facility now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, during the six months ended October 31, 2002, the Company wrote off $4,345 for the fair market value of the ineffective hedge and recorded $1,106 for the subsequent change in the value of the Swap as a component of income. The Swap will continue to be cash settled quarterly dependent upon the movement of 3-month LIBOR rates. During the six months ended October 31, 2002, the Company paid $1,620 representing cash settlement payments on the Swap and has $840 accrued at October 31, 2002. Prior to the Swap becoming ineffective, the Company recorded $817 as interest expense during the three months ended July 31, 2002.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the six months ended October 31, 2002 were as follows:

Stockholders' equity balance at April 30, 2002                        $   96,782
Issuance of common stock in conjunction with:
   Employee stock purchase program                                           160
   Fees paid to outside members of the Company's Board of Directors           10
Collection on notes receivable from Directors and officers                   200
Comprehensive income                                                         250
                                                                      ----------
Stockholders' equity balance at October 31, 2002                      $   97,402
                                                                      ==========

Comprehensive Income (Loss)

The components of comprehensive income are as follows:

                                                             Three Months Ended                 Six Months Ended
                                                     -------------------------------    -------------------------------
                                                        October 31,      October 31,     October 31,        October 31,
                                                           2002             2001            2002              2001
                                                     -------------     -------------    -------------     -------------
Net income (loss)                                    $         517     $       1,423    $      (1,882)    $       3,721
Other comprehensive income (loss):
   Changes in fair market value of financial
       instruments designated as hedges of
       interest rate exposure, net of taxes                                   (2,901)            (394)           (2,901)
   Write-off of fair market value of ineffective
       interest rate hedge, net of tax                                                          2,520
   Foreign currency translation adjustment                     197              (962)               6              (764)
                                                     -------------     -------------    -------------     -------------
Comprehensive income (loss)                          $         714     $      (2,440)   $         250     $          56
                                                     =============     =============-   =============     =============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Notes Receivable from Directors and Officers

         During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes are full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. Upon a change of control of the Company prior to maturity of the notes, as the term change of control is defined in the notes, the principal amount and accrued interest outstanding under the Director and Officer Notes will be forgiven. During the six months ended October 31, 2002, the Company collected $200 as full payment on a Director and Officer Note due from a member of the Company's Board of Directors. At October 31, 2002, $4,620 and $854 in principal and interest, respectively, were outstanding on these notes.

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

                                                           Three Months Ended              Six Months Ended
                                                      ----------------------------   ---------------------------
                                                      October 31,      October 31,    October 31,    October 31,
                                                          2002            2001           2002            2001
                                                      ------------    ------------   ------------    -----------
Earnings per share:

Net income                                            $        517    $      1,423   $    (1,882)   $      3,721
                                                      ============    ============   ===========    ============

Weighted average number of
   Common shares outstanding                                13,194          13,030         13,174         13,016
   Potentially dilutive shares*                                 30              42                            55
                                                      ------------    ------------   ------------   ------------
       Total                                                13,224          13,072         13,174         13,071
                                                      ============    ============   ============   ============

Basic earnings per share                              $       0.04    $       0.11   $     (0.14)   $       0.29
                                                      ============    ============   ===========    ============

Diluted earnings per share                            $       0.04    $       0.11   $     (0.14)   $       0.28
                                                      ============    ============   ===========    ============

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,549 and 4,772 shares of common stock were anti-dilutive and outstanding during the six months ended October 31, 2002 and October 31, 2001, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 7 - BUSINESS COMBINATIONS
------------------------------

         During the six months ended October 31, 2002, the Company did not complete any business combinations. Acquisition costs and additional purchase considerations paid for companies acquired in prior periods totaled $8,719 during the six months ended October 31, 2002.

         During Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions (the "Purchased Companies") accounted for under the purchase method, respectively. Initial cash consideration and subsequent acquisition costs paid associated with the Purchased Companies totaled $19,561 and $32,898, during Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired during Fiscal 2002 and Fiscal 2001 related to the Purchased Companies were $20,145 and $42,340, respectively, including intangible assets of $18,531 and $23,191, respectively. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

         The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 2002, the Company paid $10,260 for additional purchase consideration. During the six months ended October 31, 2002, the Company paid an additional $7,637 for these earn-out provisions and has an additional $5,061 accrued for earn-outs at October 31, 2002. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at October 31, 2002.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

         The following presents the unaudited pro forma results of operations of the Company for the three and six months ended October 31, 2002 and October 31, 2001, as if the purchase acquisitions completed since the beginning of Fiscal 2002 had been consummated at the beginning of Fiscal 2002. The pro forma results of operations include certain pro forma adjustments to reflect the increased interest expense and reductions in executive compensation of $41 for the six months ended October 31, 2001 at the acquired companies:

                                                           Three Months Ended               Six Months Ended
                                                      ----------------------------   ---------------------------
                                                       October 31,     October 31,    October 31,     October 31,
                                                           2002            2001           2002            2001
                                                      ------------    ------------   ------------    -----------
Revenues                                              $    164,556    $    160,309   $    320,765   $    315,938
Net income                                                     517           1,423        (1,882)          3,774

Earnings per share:
   Basic                                              $       0.04    $       0.11   $     (0.14)   $       0.29
   Diluted                                                    0.04            0.11         (0.14)           0.29

         The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of Fiscal 2002 or the results that may occur in the future. The pro forma results include total restructuring costs, loss on ineffective interest rate hedge and debt offering costs of $2,090 and $8,361 for the three and six months ended October 31, 2002, respectively.

NOTE 8 - RESTRUCTURING COSTS
----------------------------

         During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $60 for facility closures and consolidations, severance and terminations and other asset write-downs and costs associated with this plan during the six months ended October 31, 2002.

         Under the restructuring plan implemented during Fiscal 2001, the Company anticipated that it would terminate and provide severance benefits to 100 employees. By the end of Fiscal 2002, the Company had terminated all employees it intended to terminate under the restructuring plans. However, certain severed employees have delayed severance payments. The majority of the workforce reductions were within the production area and general backroom functions such as accounting, human resources and administration.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

         During the six months ended October 31, 2002, the Company reversed into income a $1,242 restructuring charge taken in the three months ended April 30, 2001 that is no longer required since the Company recently settled the underlying contract dispute and expensed $2,273 in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

         The following table sets forth the Company's accrued restructuring costs for the six months ended October 31, 2002:

                                                                    Facility         Severance     Other Asset
                                                                  Closure and           and        Writedowns
                                                                 Consolidation     Terminations     and Costs          Total
                                                                ----------------  -------------  --------------   ------------
Balance at April 30, 2002                                       $            100  $          58  $          415   $        573
       Additions                                                                                          2,273          2,273
       Utilizations                                                           (7)           (38)         (2,288)        (2,333)
                                                                ----------------  -------------  --------------   ------------

Balance at October 31, 2002                                     $             93  $          20  $          400   $        513
                                                                 ===============  =============  ==============   ============

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

Goodwill consists of the following:

                                                                      Workflow       Workflow
                                                                      Printing       Solutions        Total
                                                                  --------------  -------------  -------------
Balance at April 30, 2002                                         $       63,174  $      65,058  $     128,232
       Additions                                                           2,016          3,802          5,818
                                                                  --------------  -------------  -------------
Balance at October 31, 2002                                       $       65,190  $      68,860  $     134,050
                                                                  ==============  =============  =============

        At October 31, 2002, goodwill totaled $134,050, or 37.0% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill, however, the Company is required to annually evaluate goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of goodwill for potential impairment. If goodwill becomes impaired, the Company would be required to write the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company's common stock. Specifically, the Company's overall goodwill impairment analysis for Fiscal 2003 must be completed by the fourth quarter and based on the Company's current market capitalization as implied by its stock price and current market conditions in the print distribution and manufacturing industries, management believes that it is probable that a material goodwill impairment would be recorded at that time. However, at this time management cannot reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration the Company's overall market capitalization as well as the extent to which the stock prices of comparable businesses in the industries in which the Company does business remain depressed. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the Company's liquidity or result in non-compliance with any covenants that it may have from time to time with its lenders. In addition, the Company would record any such noncash charge as a component of operating income.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Intangible assets subject to amortization consist of the following:

                                                    October 31,     April 30,
                                                        2002           2002
                                                  -------------  --------------
Non-compete agreements                            $         398  $         398
Other                                                     2,028          2,004
                                                  -------------  -------------
                                                          2,426          2,402
Less:  Accumulated amortization                          (1,045)          (858)
                                                  -------------  -------------
       Net intangible assets                      $       1,381  $       1,544
                                                  =============  =============

NOTE 10 - SEGMENT REPORTING
---------------------------

         The Company's operating segments prepare separate financial information that is evaluated regularly by the Company's Chief Executive Officer, the Company's respective operating division Presidents and the Company's Chief Financial Officer. Operating segments of the Company are defined primarily by the segment operation's core business function whether it is: a) the procurement and subsequent distribution of product to the customer, or b) the sale of an internally manufactured product to the customer. The Company has determined that its operating activities consist of two reportable operating segments: the Company's Workflow Solutions Division and the Company's Workflow Printing Division.

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Operating Segments

         The following table sets forth information as to the Company's reportable operating segments:

                                                           Three Months Ended              Six Months Ended
                                                      ----------------------------   ---------------------------
                                                       October 31,     October 31,    October 31,    October 31,
                                                          2002            2001          2002            2001
                                                      ------------    ------------   ------------    -----------
Revenues:
   Workflow Solutions Division                        $     81,151    $     78,936   $    157,876    $   154,784
   Workflow Printing Division                               86,427          84,870        169,296        168,148
   Intersegment                                             (3,022)         (3,497)        (6,407)        (7,457)
                                                      ------------    ------------   ------------    -----------
       Total                                          $    164,556    $    160,309   $    320,765    $   315,475
                                                      ============    ============   ============    ===========

Operating income:
   Workflow Solutions Division                        $      5,583    $      4,133   $     10,359    $     8,315
   Workflow Printing Division                                4,487           3,770          8,914          8,364
   Corporate                                                (2,182)         (2,125)        (4,584)        (3,493)
                                                      ------------    ------------   ------------    -----------
       Total                                          $      7,888    $      5,778   $     14,689    $    13,186
                                                      ============    ============   ============    ===========

                                                                                      October 31,      April 30,
                                                                                          2002            2002
                                                                                     ------------    -----------
Identifiable assets (at period end):
   Workflow Solutions Division                                                       $    144,755    $   149,581
   Workflow Printing Division                                                             188,747        189,672
   Corporate                                                                               28,642         18,946
                                                                                     ------------    -----------
       Total                                                                         $    362,144    $   358,199
                                                                                     ============    ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Geographic Segments

         The following table sets forth information as to the Company's operations in its different geographic segments:

                                                           Three Months Ended              Six Months Ended
                                                      ----------------------------   ---------------------------
                                                       October 31,     October 31,   October 31,     October 31,
                                                           2002            2001           2002            2001
                                                      ------------    ------------   ------------    -----------
Revenues:
   United States                                      $    128,333    $    124,505   $    249,056    $   243,512
   Canada                                                   33,612          33,227         66,784         66,904
   Puerto Rico                                               2,611           2,577          4,925          5,059
                                                      ------------    ------------   ------------    -----------
       Total                                          $    164,556    $    160,309   $    320,765    $   315,475
                                                      ============    ============   ============    ===========

Operating income:
   United States                                      $      4,805    $      2,510   $      8,630    $     6,893
   Canada                                                    2,968           3,252          5,933          6,192
   Puerto Rico                                                 115              16            126            101
                                                      ------------    ------------   ------------    -----------
       Total                                          $      7,888    $      5,778   $     14,689    $    13,186
                                                      ============    ============   ============    ===========

                                                                                       October 31,     April 30,
                                                                                          2002            2002
                                                                                     ------------    -----------
Identifiable assets (at period end):
   United States                                                                     $    304,019    $   302,977
   Canada                                                                                  55,139         52,156
   Puerto Rico                                                                              2,986          3,066
                                                                                     ------------    -----------
       Total                                                                         $    362,144    $   358,199
                                                                                     ============    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to Workflow Management, Inc. (the "Company," "Workflow Management," "we," "us," and "our") or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements, which are made only as of the date hereof.

Introduction

         Workflow Management, Inc. is a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 42,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We are comprised of two main operating divisions: 1) the Workflow Solutions Division, which provides customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products; and 2) the Workflow Printing Division, which produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging, and labels and signs. We employ approximately 3,200 persons and have 18 manufacturing facilities, 12 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

         As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2003", "Fiscal 2002" and "Fiscal 2001" refer to our fiscal years ending April 30, 2003 and ended April 30, 2002 and 2001, respectively.

         The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Consolidated Results of Operations

     Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

         Revenues. Consolidated revenues increased 2.6%, from $160.3 million for the three months ended October 31, 2001, to $164.6 million for the three months ended October 31, 2002. Our Solutions Division revenues increased by $2.2 million or 2.8% and our Printing Division revenues increased by $1.6 million or 1.8% when comparing the three months ended October 31, 2002 to the three months ended October 31, 2001. Revenues for the three months ended October 31, 2002 and October 31, 2001 include revenues from one company acquired in a business combination accounted for under the purchase method after the beginning of the second quarter of Fiscal 2002 (the "Purchased Company"). The increase in consolidated revenues was due to the Purchased Company and internal growth of 0.9% when comparing the three months ended October 31, 2002 to October 31, 2001.

         International revenues increased 1.2%, from $35.8 million, or 22.3% of consolidated revenues, for the three months ended October 31, 2001, to $36.2 million, or 22.0% of consolidated revenues, for the three months ended October 31, 2002. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

         Gross Profit. Gross profit increased 3.8%, from $44.0 million, or 27.4% of revenues, for the three months ended October 31, 2001, to $45.7 million, or 27.7% of revenues, for the three months ended October 31, 2002. The increase in gross profit was primarily a result of higher margins in our Solutions Division which were partially offset by lower margins in our Printing Division due to pricing pressures from competition and an overall decrease in manufacturing volumes within our commercial printing, direct mail and envelope operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.3%, from $38.2 million, or 23.8% of revenues, for the three months ended October 31, 2001, to $37.0 million, or 22.5% of revenues, for the three months ended October 31, 2002. The decrease in selling, general and administrative expenses was primarily due to the realized cost savings associated with our restructuring plan implemented during the fourth quarter of Fiscal 2001 and additional cost initiatives implemented during Fiscal 2002 and Fiscal 2003.

         Restructuring Costs. During the three months ended October 31, 2002, net restructuring costs totaled $0.8 million. The restructuring costs primarily consisted of expenses associated with the continued exploration of other financial, restructuring and strategic alternatives.

         Interest Expense, net. Interest expense, net of interest income, increased 87.9%, from $3.1 million for the three months ended October 31, 2001, to $5.7 million for the three months ended October 31, 2002. This increase in net interest expense was primarily due to the increase in our interest rates and level of debt outstanding under our secured credit facility. See "Note 4 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

         Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our Credit Facility was amended so that borrowings under the Credit Facility now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. During the three months ended October 31, 2002, we recorded $1.1 million for the subsequent change in the value of the Swap as a component of income.

         Debt Offering Costs. During the three months ended October 31, 2002, we incurred $0.2 million in transaction costs paid in connection with a proposed private placement of senior secured notes (the "Offering"). Due to unfavorable market conditions at the timing of the Offering, we have decided not to actively pursue the placement of the senior secured notes.

         Other (Income) Expense. Other income, net of other expense, increased $295,000 from other expense of $292,000 for the three months ended October 31, 2001, to other income of $3,000 for the three months ended

October 31, 2002. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

         Income Taxes. Provision for income taxes decreased 64.7% from $1.0 million for the three months ended October 31, 2001, to $0.4 million for the three months ended October 31, 2002, reflecting effective income tax rates of 41.5% and 40.8%, respectively. During the three months ended October 31, 2002, the effective income tax rate decreased due to the 34.0% tax benefit recorded on the restructuring costs, loss on ineffective interest rate hedge and debt offering costs. Excluding these non-recurring items, our effective tax rate is approximately 36.0%. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

     Six Months Ended October 31, 2002 Compared to Six Months Ended October 31, 2001

         Revenues. Consolidated revenues increased 1.7%, from $315.5 million for the six months ended October 31, 2001, to $320.8 million for the six months ended October 31, 2002. Our Solutions Division revenues increased by $3.1 million or 2.0% and our Printing Division revenues increased by $1.1 million or 0.7% when comparing the six months ended October 31, 2002 to the six months ended October 31, 2001. Revenues for the six months ended October 31, 2002 and October 31, 2001, include revenues from two companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 2002 (the "Purchased Companies"). The increase in consolidated revenues was entirely due to the Purchased Companies.

         International revenues decreased 0.4%, from $72.0 million, or 22.8% of consolidated revenues, for the three months ended October 31, 2001, to $71.7 million, or 22.4% of consolidated revenues, for the six months ended October 31, 2002. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

         Gross Profit. Gross profit increased 1.3%, from $87.9 million, or 27.9% of revenues, for the six months ended October 31, 2001, to $89.1 million, or 27.8% of revenues, for the six months ended October 31, 2002. The increase in gross profit was primarily a result of higher margins in our Solutions Division which were partially offset by lower margins in our Printing Division due to pricing pressures from competition and an overall decrease in manufacturing volumes within our commercial printing, direct mail and envelope operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.9%, from $74.8 million, or 23.7% of revenues, for the six months ended October 31, 2001, to $73.3 million, or 22.9% of revenues, for the six months ended October 31, 2002. The decrease in selling, general and administrative expenses was primarily due to the realized cost savings associated with our restructuring plan implemented during the fourth quarter of Fiscal 2001 and additional cost initiatives implemented during Fiscal 2002 and Fiscal 2003.

         Restructuring Costs. During the six months ended October 31, 2002, net restructuring costs totaled $1.0 million as we reversed into income a $1.2 million restructuring charge taken in the three months ended April 30, 2001 that is no longer required since we recently settled the underlying contract dispute and we expensed $2.2 million in strategic restructuring costs associated with the continued exploration of other financial, restructuring and strategic alternatives.

         Interest Expense, net. Interest expense, net of interest income, increased 49.1%, from $6.5 million for the six months ended October 31, 2001, to $9.7 million for the six months ended October 31, 2002. This increase in net interest expense was primarily due to the increase in our interest rates and level of debt outstanding under our secured credit facility. See "Note 4 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

         Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our Credit Facility was amended so that borrowings under the Credit Facility now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No.

133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we wrote off $4.3 million for the fair market value of the ineffective hedge and recorded $1.1 million for the subsequent changes in the value of the Swap as a component of income. During the six months ended October 31, 2002, we paid $1.6 million representing cash settlement payments on the Swap and have $840,000 accrued at October 31, 2002. Prior to the Swap becoming ineffective, we recorded $817,000 as interest expense during the three months ended July 31, 2002.

         Debt Offering Costs. During the six months ended October 31, 2002, we incurred $1.9 million in transaction costs paid in connection the Offering. Due to unfavorable market conditions at the timing of the Offering, we have decided not to actively pursue the placement of the senior secured notes.

         Other (Income) Expense. Other expense decreased $269,000 from $278,000 for the six months ended October 31, 2001, to $9,000 for the six months ended October 31, 2002. Other expense primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

         Income Taxes. Provision for income taxes decreased 119.4% from $2.7 million for the six months ended October 31, 2001, to a tax benefit of $0.5 million for the six months ended October 31, 2002, reflecting effective income tax rates of 41.6% and 21.5%, respectively. During the six months ended October 31, 2002, the effective income tax rate decreased due to the 34.0% tax benefit recorded on the restructuring costs, loss on ineffective interest rate hedge and debt offering costs. Excluding these non-recurring items, our effective tax rate is approximately 39.0%. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

Liquidity and Capital Resources

         At October 31, 2002, we had a working capital deficit of $74.6 million, which included $168.7 million in debt under our existing credit facility classified as short-term debt. Our capitalization at October 31, 2002, defined as the sum of long-term debt and stockholders' equity, was approximately $98.6 million.

         We use a centralized approach to cash management and the financing of its operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our revolving credit facility. Cash at October 31, 2002, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the quarter.

         Our anticipated capital expenditures budget for the next twelve months is approximately $6.0 million for new equipment and maintenance.

         During the six months ended October 31, 2002, net cash provided by operating activities was $5.1 million. Net cash used in investing activities was $11.0 million, including $8.7 million used for acquisitions and additional purchase consideration and $2.7 million used for capital expenditures which were partially offset by the net proceeds of $0.3 million received on the sale of property and equipment and $0.2 million received from the collection of notes receivable. Net cash provided by financing activities was $6.9 million, which was mainly comprised of $11.6 million in net borrowings on our revolving credit facility and $0.2 million in proceeds from notes receivable from directors and officers which was partially offset by $1.9 million in payments of abandoned debt offering costs, $1.6 million for the cash settlement of the interest rate hedge, $1.2 million in payments of deferred financing costs and $0.4 million in payments of other long-term debt.

         During the six months ended October 31, 2001, net cash provided by operating activities was $22.9 million. Net cash used in investing activities was $9.7 million, including $13.1 million used for acquisitions and additional purchase consideration, $7.4 million used for capital expenditures which were partially offset by the net proceeds of $10.0 million received on the sale of property and equipment and $0.9 million received from the collection of a note receivable. Net cash used in financing activities was $12.5 million, which was mainly comprised of $10.0 million in net payments on our revolving credit and $2.1 in payments of other long-term debt.

         We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 20.8% of our total revenues for the six months ended October 31, 2002. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

         We have entered into a secured revolving credit facility (the "Credit Facility") with $183.3 million available, subject to certain leverage tests, for working capital and acquisition purposes, including a $135.0 million revolver and a $48.3 million amortizing term note. The existing Credit Facility is secured by substantially all of our assets and is subject to terms and conditions typical of a credit facility of such type and size, including certain financial covenants. The Credit Facility matures on March 10, 2004. At October 31, 2002, we had $168.7 million outstanding under the Credit Facility, at an effective annual interest rate of approximately 12.4%. During the six months ended October 31, 2002, we incurred $9.1 million in interest expense relating to the Credit Facility.

         During the quarter ended April 30, 2002, we breached a leverage covenant in the Credit Facility. However, our lenders have granted various waivers of the defaults (the "Waivers") under the leverage covenant, allowing us to be in compliance with the Credit Facility as of April 30, 2002 and October 31, 2002 and we agreed to amendments to certain provisions of the Credit Facility. Under the terms of the currently effective Waivers, (i) the leverage ratio from April 30, 2002 to July 30, 2002 was increased to 4.15 to 1.0, (ii) from July 31, 2002 to January 15, 2003 the leverage ratio was increased to 4.60 to 1.0, (iii) at January 16, 2003 and thereafter, the leverage ratio will decrease to 3.75 to 1.0 and (iv) certain minimum cumulative consolidated EBITDA requirements were imposed. At October 31, 2002, our leverage ratio was 4.16 to 1.0.

         The Waivers have provided us with the flexibility to pursue several strategic and financing alternatives to reduce borrowings under the Credit Facility. During the quarter ended October 31, 2002, we unsuccessfully pursued various strategic and financing alternatives to reduce borrowings under the Credit Facility, including a private placement of senior secured notes. Due to unfavorable market conditions, we are not actively pursuing the private note placement at this time. As a result, we expensed $1.9 million in transaction costs paid in connection with the proposed private placement of senior secured notes.

         The Waivers provided that if we were not able to procure alternative financing or otherwise generate cash to significantly reduce borrowings under the Credit Facility, then we and our lenders agreed in principle to enter into a new credit facility that would bear interest at 12% and provide access to working capital based on a borrowing base formula. However, as part of its ongoing consideration of various financial and strategic alternatives, a Special Committee of our Board of Directors is actively engaged in further discussions and negotiations with our secured lenders. As a result, the lenders under the Credit Facility have extended the Waivers until January 15, 2003 so that we and the Special Committee can consider and analyze various financial and strategic alternatives. The current terms of the Waivers provide a detailed timetable us, our management, and the Special Committee and its advisors to complete the process of reviewing strategic and financial alternatives and implementing a strategic plan. As part of the current agreement between us and our lenders, our outstanding borrowings on the Credit Facility now bear interest at 12%. We also have agreed that we will not amend or renew the terms and conditions of our outstanding director and officer loans due in January 2003 and February 2003 and that proceeds from the collection of those loans will be paid to permanently reduce bank debt. However, because we have not yet reached agreement with our lenders regarding all of the specific terms and conditions that would be contained in the amended credit facility, the existing Credit Facility must be classified as short-term debt under accounting principles generally accepted in the United States of America.

         We currently anticipate that we will be able to obtain alternative financing, but cannot give any assurance as to when or whether this actually will occur. We also anticipate that this financing will be secured by substantially all of our and our subsidiaries' assets and guaranteed by our subsidiaries.

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

The following table summarizes our cash obligations as of October 31, 2002:

                                                                  Payments Due by Period (in millions)
                                                                  ------------------------------------

                                                           Less than     Years 2     Years 4
                                                            one year      and 3       and 5      Thereafter       Total
                                                          -----------  -----------  -----------  ----------   ------------
Short-term debt                                           $     168.7  $            $            $            $      168.7
Long-term debt, including capital leases                          0.7          1.1          0.1                        1.9
Operating leases                                                 17.9         29.5         21.8         40.6         109.8
Earn-out provisions                                               7.6          8.5                                    16.1
                                                          -----------  -----------  -----------  -----------  ------------
Total cash obligations                                    $     194.9  $      39.1  $      21.9  $      40.6  $      296.5
                                                          ===========  ===========  ===========  ===========  ============

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

         In addition, we also have outstanding letters of credit of approximately $2.6 million related to performance and payment guarantees. Based upon our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Fluctuations in Quarterly Results of Operations

         Our envelope and commercial print businesses are subject to seasonal influences. Both our Solutions Division and our Printing Division are subject to seasonal influences of the potential lower demand for consumable printed business products during the summer months which coincides with our fiscal quarters ending in July. If we continue to complete acquisitions, we may become subject to seasonal influences if the businesses we acquire are seasonal. Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices by us for the products we sell, the mix of products sold and general economic conditions. Moreover, the operating margins of companies acquired may differ substantially from those of our existing operations, which could contribute to further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of results that may be achieved for any subsequent fiscal quarter or full fiscal year.

Inflation

         We do not believe that inflation has had a material impact on its results of operations during the six months periods ended October 31, 2002 and October 31, 2001, respectively.

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

      Our most critical accounting policy relates to goodwill, which totaled $134.1 million at October 31, 2002. During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued. We have adopted this new standard and, as a result, have ceased to amortize goodwill effective May 1, 2001. In lieu of amortization, during the first half of Fiscal 2002 we performed an initial impairment review of our goodwill as of the implementation date, following which we concluded that there was no impairment of goodwill at May 1, 2001. We also completed our required annual ongoing impairment review of our goodwill at April 30, 2002. Consistent with our initial test, no impairment of recorded goodwill was required as a result of this analysis.

      We intend to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results for its operating subsidiaries and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. Specifically, our overall goodwill impairment analysis for Fiscal 2003 must be completed by the fourth quarter, and based on our current market capitalization as implied by our stock price and current market conditions in the print distribution and manufacturing industries, management believes that it is probable that a material goodwill impairment would be recorded at that time. However, at this time management cannot reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration our overall market capitalization as well as the extent to which the stock prices of comparable businesses in the industries in which we do business remain depressed. Any impairment charge would be noncash in nature and, therefore, is not expected to affect our liquidity or result in non-compliance with any covenants that we may have from time to time with our lenders. In addition, we would record any such noncash charge as a component of operating income.

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

      In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"). We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after May 1, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      SFAS No. 146 will be applied as required. Adoption of SFAS No. 146 is not expected to have a material impact on our results of operations, financial position or cash flows.

Factors Affecting the Company's Business

         Risks Associated with our Credit Facility and Access to Financing. As previously discussed in this Form 10-Q, we have received various Waivers from our senior lenders for a breach of a leverage covenant under the Credit Facility and we are actively engaged in further discussions and negotiations with the lenders regarding various financial and strategic alternatives. Based on the current status of these negotiations we anticipate that we will have to procure alternative financing, generate cash to significantly reduce borrowings under the Credit Facility, restructure the terms of the Credit Facility or effectuate some combination of the foregoing. The financing alternative that we ultimately implement likely will impose restrictions on our operations and these restrictions could adversely affect our liquidity. Specifically, (i) our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) we likely will be required to use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available for other purposes; and (iii) our level of indebtedness likely will make us more vulnerable to economic downturns and adverse developments in our business.

         Material Amount of Goodwill. At October 31, 2002, goodwill totaled $134.1 million, or 37.0% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, however, we are required to annually evaluate goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of goodwill for potential impairment. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company's common stock. Specifically, our overall goodwill impairment analysis for Fiscal 2003 must be completed by the fourth quarter, and based on our current market capitalization as implied by our stock price and current market conditions in the print distribution and manufacturing industries, management believes that it is probable that a material goodwill impairment would be recorded at that time. However, at this time management cannot reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration our overall market capitalization as well as the extent to which the stock prices of comparable businesses in the industries in which we do business remain depressed. Any impairment charge would be noncash in nature and, therefore, is not expected to affect our liquidity or result in non-compliance with any covenants that we may have from time to time with our lenders. In addition, we would record any such noncash charge as a component of operating income.

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

         Risks Associated with the Canadian Operations. We have significant operations in Canada. Revenues from our Canadian operations accounted for approximately 20.8% of revenues during the six months ended October 31, 2002. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. We are also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of our Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on our cash flow and profitability.

For additional risk factors, refer to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Our financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to our operations result primarily from changes in interest rates. The estimated fair value of long-term debt approximates its carrying value at October 31, 2002.

         On July 16, 2002, our Credit Facility was amended so that borrowings now bear a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we must record subsequent changes in the value of the swap as a component of income. If 3-month LIBOR were to increase or decrease by 1.0%, the impact would be a savings of $1.0 million recorded in other income or an additional expense of $1.0 million recorded in other expense. Any such change in interest rates would have a related impact on the swap in that a 1% increase or decrease would have an impact on the fair value of the swap of approximately $1.4 million. The Swap will continue to be cash settled quarterly dependent upon the movement of 3-month LIBOR rates.

Item 4. Controls and Procedures

         (a) Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

         (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affects its internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 5.           Submission of Matters to a Vote of Security Holders.

         Workflow Management, Inc. held its 2002 Annual Meeting of Stockholders on October 28, 2002. At the Annual Meeting, the following matters were acted upon by the stockholders:

1. Election of Directors. The following persons were elected as directors to serve a one year term, with the vote For and Withheld indicated below:

Director                              For                            Withheld
--------                              ---                            --------

Thomas A. Brown, Sr.                  12,253,518                     159,672
Thomas B. D'Agostino, Sr.             11,751,814                     661,376
Thomas B. D'Agostino, Jr.             12,296,398                     116,792
Steve R. Gibson                       12,156,652                     256,538
Gus J. James, II                      12,190,179                     223,011
Gerald F. Mahoney                     12,287,526                     125,664
James J. Maiwurm                      12,248,605                     164,585
Roger J. Pearson                      12,239,568                     173,622
Peter S. Redding                      12,286,858                     126,332
F. Craig Wilson                       12,248,685                     164,505

2. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the 2003 fiscal year.

For                                     Against                       Abstain
---                                     -------                       -------
12,111,715                              291,160                        10,315

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         10.77 Limited Waiver and Amendment, dated as of October 15, 2002, by and among Workflow Management, Inc., Data Business Forms Limited, Fleet National Bank, Bank One, N.A., Comerica Bank, Bank of America and Union Bank of California, N.A.

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORKFLOW MANAGEMENT, INC.


    December 23, 2002         By: /s/ Thomas B. D'Agostino, Sr.
-------------------------        ------------------------------
                Date          Thomas B. D'Agostino, Sr.
                              Chairman of the Board, Director, President and
                              Chief Executive Officer
                             (Principal Executive Officer)


    December 23, 2002         By: /s/ Michael L. Schmickle
-------------------------        -------------------------
                Date          Michael L. Schmickle
                              Executive Vice President, Chief Financial Officer,
                              Secretary and Treasurer (Principal Financial
                              Officer and Principal Accounting Officer)


        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Thomas B. D'Agostino, Sr., Chief Executive Officer, certify that:

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 23, 2002    /s/ Thomas B. D'Agostino, Sr.
                              -----------------------------
                              Thomas B. D'Agostino Sr., Chief Executive
                              Officer

          I, Michael L. Schmickle, Chief Financial Officer, certify that:

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

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 23, 2002      /s/ Michael L. Schmickle
                              ------------------------
                              Michael L. Schmickle, Chief Financial Officer

        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company's chief executive officer and chief financial officer each certify as follows:

         (a) This Report on Form 10-Q fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

         (b) The information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

                            /s/ Thomas B. D'Agostino, Sr.
                            -----------------------------
                            Thomas B. D'Agostino, Sr.
                            Chief Executive Officer
                            December 23, 2002

                            /s/ Michael L. Schmickle
                            ------------------------
                            Michael L. Schmickle
                            Chief Financial Officer
                            December 23, 2002