Form 10-Q
period 2003-01-31
WORKFLOW MANAGEMENT INC
filed 2003-03-18
CIK 1055564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________.

Commission File Number 0-24383

WORKFLOW MANAGEMENT, INC. (Exact name of registrant as specified in its charter)

Delaware	06-1507104
(State or other jurisdiction of incorporation or organization.)	(I.R.S. Employer Identification No.)

240 Royal Palm Way
Palm Beach, FL (Address of principal executive offices)	33480
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

As of March 13, 2003, there were 13,273,922 shares of common stock outstanding.

WORKFLOW MANAGEMENT, INC. INDEX

Page No.
PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WORKFLOW MANAGEMENT, INC. CONSOLIDATED BALANCE SHEET (In thousands, except share amounts)

ASSETS	January 31, 2003	April 30, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 6,054	$ 5,262
Accounts receivable, less allowance for doubtful accounts of $2,976 and $4,917, respectively	88,808	102,184
Inventories	47,149	50,529
Prepaid expenses and other current assets	7,291	7,976
Deferred taxes	14,707	5,845
Assets held for sale	8,334

Total current assets	172,343	171,796

Property and equipment, net	38,557	48,992
Goodwill	125,130	128,232
Other intangible assets, net	1,371	1,544
Other assets	12,388	7,635

Total assets	$ 349,789	$ 358,199

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt	$ 56,452	$ 157,843
Accounts payable	40,978	42,594
Accrued compensation	10,012	12,641
Accrued additional purchase consideration	5,683	8,525
Other accrued liabilities	23,030	23,963
Liabilities held for sale	3,334

Total current liabilities	139,489	245,566

Long-term debt	111,347	1,500
Deferred income taxes	6,825	6,820
Long-term swap contract liability	4,023	3,666
Other long-term liabilities	3,182	3,865

Total liabilities	264,866	261,417

Stockholders' equity: Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding Common stock, $.001 par value, 150,000,000 shares authorized, 13,267,694 and 13,132,724 issued and outstanding, respectively	13	13
Additional paid-in capital	52,932	52,501
Notes receivable from directors and officers	(977)	(4,820)
Accumulated other comprehensive loss	(3,157)	(6,255)
Retained earnings	36,112	55,343

Total stockholders' equity	84,923	96,782

Total liabilities and stockholders' equity	$ 349,789	$ 358,199

See accompanying notes to consolidated financial statements.

WORKFLOW MANAGEMENT, INC. CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Revenues	$ 160,860	$ 156,179	$ 470,183	$ 460,223
Cost of revenues	118,917	112,230	341,412	330,880

Gross profit	41,943	43,949	128,771	129,343

Selling, general and administrative expenses	36,066	36,065	107,315	108,914
Restructuring costs	23		244
Abandoned software costs	2,105		2,105
Uncollectible notes receivable	681		681
Severance and other employment costs	3,845		3,845

Operating (loss) income	(777)	7,884	14,581	20,429

Interest expense	5,566	3,432	15,569	10,427
Interest income	(79)	(191)	(341)	(650)
Loss on ineffective interest rate hedge	300		5,750
Financing fees and other banking related costs	3,162		5,851
Other expense (income)	5	(44)	15	234

(Loss) income from continuing operations before (benefit) provision for income taxes	(9,731)	4,687	(12,263)	10,418

(Benefit) provision for income taxes	(3,609)	1,968	(4,180)	4,350

(Loss) income from continuing operations	(6,122)	2,719	(8,083)	6,068

Discontinued operations (Loss) income from discontinued operations - including loss on write-down of assets of $16,657)	(17,059)	54	(16,924)	695
(Benefit) provision for income taxes	(5,832)	23	(5,776)	292

(Loss) income from discontinued operations	(11,227)	31	(11,148)	403

Net (loss) income	$(17,349)	$ 2,750	$(19,231)	$ 6,471

Income (loss) per share: Basic: Continuing operations	$ (0.46)	$ 0.21	$ (0.61)	$ 0.47
Discontinued operations	(0.85)	0.00	(0.85)	0.03

Net (loss) income	$ (1.31)	$ 0.21	$ (1.46)	$ 0.50

Diluted: Continuing operations	$ (0.46)	$ 0.21	$ (0.61)	$ 0.46
Discontinued operations	(0.85)	0.00	(0.85)	0.03

Net (loss) income	$ (1.31)	$ 0.21	$ (1.46)	$ 0.49

Weighted average common shares outstanding: Basic	13,240	13,069	13,196	13,034
Diluted	13,240	13,111	13,196	13,084

See accompanying notes to consolidated financial statements.

WORKFLOW MANAGEMENT, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended
	January 31, 2003	January 31, 2002
Cash flows from operating activities:
Net (loss) income	$(19,231)	$ 6,471
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization expense	7,328	7,665
Restructuring costs, net of cash paid	(72)	(1,699)
Amortization of deferred financing costs	954	527
Loss on ineffective swap	5,750
Loss on write-down of assets	3,366
Loss on abandoned debt offering costs	1,755
Loss on uncollectible notes	681
Loss from write-down of assets from discontinued operations	16,657
Deferred income taxes	(15,233)
Changes in balances from discontinued operations	(1,358)	(982)
Changes in assets and liabilities (net of acquisitions and dispositions):
Accounts receivable	9,551	4,437
Inventories	(57)	194
Prepaid expenses and other assets	1,401	2,223
Accounts payable	(148)	5,799
Accrued liabilities	(2,939)	3,188

Net cash provided by operating activities	8,405	27,823

Cash flows from investing activities:
Cash paid in acquisitions, net of cash received	(1,072)	(4,355)
Cash paid for additional purchase consideration	(7,458)	(9,262)
Additions to property and equipment	(4,609)	(9,405)
Cash collection of notes receivable	4,543	1,854
Cash received on the sale of property and equipment		10,896
Other	(12)	(1)

Net cash used in investing activities	(8,608)	(10,273)

Cash flows from financing activities:
Proceeds from credit facility borrowings	107,775	133,349
Payments of credit facility borrowings	(98,782)	(148,969)
Payments of short-term debt, net	127	(285)
Payments of other long-term debt	(472)	(2,336)
Payment of interest rate hedge cash settlement	(2,459)
Payments of deferred financing costs	(3,733)	(249)
Payment of abandoned debt offering costs	(1,755)
Proceeds from common stock issued under employee benefit programs	207	325
Issuance of common stock to outside directors	10	10

Net cash provided by (used in) financing activities	918	(18,155)

Effect of exchange rates on cash and cash equivalents	77	(39)

Net increase (decrease) in cash and cash equivalents	792	(644)
Cash and cash equivalents at beginning of period	5,262	2,126

Cash and cash equivalents at end of period	$ 6,054	$ 1,482

(Continued)

WORKFLOW MANAGEMENT, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands) (Unaudited) (Continued)

Nine Months Ended
	January 31, 2003	January 31, 2002
Supplemental disclosures of cash flow information:

Interest paid	$ 16,451	$ 9,416
Income taxes paid	$ 5,546	$ 3,738

During the nine months ended January 31, 2003 and January 31, 2002, the Company paid a total of $8,530 and $14,427, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) other direct acquisition costs. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are as follows:

	Nine Months Ended
	January 31, 2003	January 31, 2002
Accounts receivable	$	$ 739
Inventories		31
Property and equipment		65
Intangible assets(1)	8,530	13,366
Accounts payable		(348)
Accrued liabilities		(236)

Net assets acquired	$ 8,530	$ 13,617

Non-cash transactions:

•	During the nine months ended January 31, 2003 and January 31, 2002, the Company accrued $ 5,943 and $ 6,396 for additional purchase consideration for earn-outs, respectively.

See accompanying notes to consolidated financial statements.

(1)	Due to the accrual of earn-out provisions, intangible assets include cash payments during the period related to prior period acquisitions.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts and non-financial data) (Unaudited)

NOTE 1 - NATURE OF BUSINESS

Workflow Management, Inc. (the "Company" or "Workflow Management") is a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. The Company produces and distributes a full range of printed business products and provides related management services to customers in North America ranging in size from small businesses to Fortune 100 companies. The Company provides customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products and also produces custom business documents, envelopes/direct mail, commercial printing, specialty packaging and labels and signs. Workflow Management employs approximately 3,100 persons and has 17 manufacturing facilities, 14 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and the companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition.

As used in the Notes to Consolidated Financial Statements, "Fiscal 2003","Fiscal 2002", "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ended April 30, 2003, 2002, 2001 and 2000 and April 24, 1999, respectively. During Fiscal 2000, the Company's Board of Directors approved a change in the definition of the Company's fiscal year-end date from the last Saturday in April to April 30th of each year.

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

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of the following:

	January 31, 2003	April 30, 2002

Raw materials	$11,071	$12,661
Work-in-process	7,216	7,521
Finished goods	28,862	30,347
Total inventories	$47,149	$50,529

NOTE 4 - DEBT

Restructured Credit Facility

During the nine months ended January 31, 2003, the Company unsuccessfully pursued various strategic and financing alternatives to reduce borrowings and restructure its previous credit facility. As a result, the Company expensed $3,162 in financing fees and other banking related costs during the nine months ended January 31, 2003.

On January 15, 2003, the Company entered into a restructured senior secured credit facility with its lenders (the "Restructured Credit Facility") totaling approximately $180,000 and comprised of three separate tranches. The tranches consist of: (i) an approximately $100,000 asset based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) an approximately $30,000 senior term loan (the "Term Loan A") which amortizes in scheduled increments semi-annually starting on June 30, 2003; and (iii) a $50,000 senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on June 30, 2005. Term Loan B matures on December 31, 2003. The Revolver contains advance rates of 80% of the Company's eligible accounts receivable, 50% of the Company's eligible inventories and $10,000 against the Company's fixed assets. The Restructured Credit Facility also contains provisions requiring the Company to issue warrants to its lenders for the purchase of the Company’s common stock in the event the Company defaults on its repayment obligations. These contingent warrants have an estimated value of $213 and have been recorded as a component of equity. At January 31, 2003, the blended annual interest rate on the Restructured Credit Facility was approximately 9.1%. During the nine months ended January 31, 2003, the Company incurred $14,575 in interest expense relating to its previous credit facility and the Restructured Credit Facility. The outstanding balances on the Restructured Credit Facility at January 31, 2003 were as follows:

	Maximum Availability	Amount Outstanding	Applicable Interest Rate

Revolver	$ 97,793	$ 90,350	LIBOR + 5%
Term Loan A	25,793	25,793	LIBOR + 8%
Term Loan B	50,000	50,000	11%, 12%, 13% & 14% for each calendar quarter of 2003

	$ 173,586	$ 166,143

Including $2,819 in outstanding letters of credit, the Company's availability under the Restructured Credit Facility at January 31, 2003 was $4,624.

          As noted above, the $50,000 Term Loan B portion of the Restructured Credit Facility matures on December 31, 2003. The Restructured Credit Facility requires that we deliver to our lenders by October 31, 2003 a commitment from a financing source to refinance and repay Term Loan B. In order to retire Term Loan B by the due date, we will have to obtain funding through new bank financing or the issuance of debt or equity securities (or some combination thereof). There can be no assurance that we will be successful in obtaining this funding and, if we do not obtain this funding, we will be in default with our lenders under the Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such default would include the right to foreclose on our assets. If we are able to obtain this funding, the financial terms and conditions of the funding may be onerous and could adversely affect our financial condition and results of operations.

       In addition, the Restructured Credit Facility contains a number of other affirmative covenants related to our business with which we must comply. These covenants include, but are not limited to, the requirements that (i) by May 31, 2003, we defer until June 30, 2005 at least $4,000 of earn-out payments we would otherwise owe in Fiscal 2004 as a result of our prior acquisitions, (ii) we meet certain leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA thresholds on an ongoing basis and (iii) by April 30, 2003, we engage a permanent Chief Executive Officer reasonably acceptable to our lenders. There can be no assurance that we will be able to satisfy all or any of these covenants. Any failure to satisfy these covenants (or any other covenants) would constitute a default under the Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such a default would include the right to foreclose on our assets.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

Letters of Credit

The Company has outstanding letters of credit of approximately $2,819 related to performance and payment guarantees. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

Interest Rate Swap

On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to the Company with an effective date of August 1, 2001 and an expiration date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in debt under the Company's former credit facility for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under the facility. The Company accounted for the Swap per the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and thus classified the Swap under hedge accounting as a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

However, on July 16, 2002, the Company's former credit facility was amended so that borrowings under the facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, during the nine months ended January 31, 2003, the Company wrote off $4,345 for the fair market value of the ineffective hedge and recorded $1,405 for the subsequent change in the value of the Swap as a component of income. The Swap will continue to be cash settled quarterly dependent upon the movement of 3-month LIBOR rates. During the nine months ended January 31, 2003, the Company paid $2,459 representing cash settlement payments on the Swap and has $888 accrued at January 31, 2003. Prior to the Swap becoming ineffective, the Company recorded $817 as interest expense during the three months ended July 31, 2002.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

NOTE 5 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 31, 2003 were as follows:

Stockholders' equity balance at April 30, 2002	$ 96,782
Issuance of common stock in conjunction with:
Employee stock purchase program	207
Fees paid to outside members of the Company's Board of Directors	10
Change in balance of notes receivable from directors and officers	3,845
Value of contingent common stock warrants	213
Comprehensive loss	(16,134)

Stockholders' equity balance at January 31, 2003	$ 84,923

Comprehensive (Loss) Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002

Net (loss) income	$ (17,349)	$ 2,750	$ (19,231)	$ 6,471
Other comprehensive income (loss): Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes		728	(394)	(2,173)
Write-off of fair market value of ineffective interest rate hedge, net of tax			2,520
Foreign currency translation adjustment	965	(246)	971	(1,009)

Comprehensive (loss) income	$ (16,384)	$ 3,232	$ (16,134)	$ 3,289

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

Notes Receivable from Directors and Officers

During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes were full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. During the nine months ended January 31, 2003, the Company collected $3,575 in principal and $769 in interest as payments on the Director and Officer Notes. At January 31, 2003, $977 (net of a $270 reserve established for uncollectible notes) was outstanding on the Director and Officer notes. The Company is actively pursuing all legal remedies available to facilitate collection of outstanding amounts.

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

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Earnings per share:

(Loss) income from continuing operations	$ (6,122)	$ 2,719	$ (8,083)	$ 6,068
(Loss) income from discontinued operations	(11,227)	31	(11,148)	403

Net (loss) income	$ (17,349)	$ 2,750	$ (19,231)	$ 6,471

Weighted average number of
Common shares outstanding	13,240	13,069	13,196	13,034
Potentially dilutive shares*		42		50

Total	13,240	13,111	13,196	13,084

Basic (loss) earnings per share:

Continuing operations	$ (0.46)	$ 0.21	$ (0.61)	$ 0.47
Discontinued operations	(0.85)	0.00	(0.85)	0.03

Net (loss) income	$ (1.31)	$ 0.21	$ (1.46)	$ 0.50

Diluted (loss) earnings per share:

Continuing operations	$ (0.46)	$ 0.21	$ (0.61)	$ 0.46
Discontinued operations	(0.85)	0.00	(0.85)	0.03

Net (loss) income	$ (1.31)	$ 0.21	$ (1.46)	$ 0.49

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 4,268 and 4,711 shares of common stock were anti-dilutive and outstanding during the three and nine months ended January 31, 2003 and January 31, 2002, respectively.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

NOTE 7 - BUSINESS COMBINATIONS

During the nine months ended January 31, 2003, the Company did not complete any business combinations. Acquisition costs and additional purchase considerations paid for companies acquired in prior periods totaled $8,530 during this period.

During Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions (the "Purchased Companies") accounted for under the purchase method, respectively. Initial cash consideration and subsequent acquisition costs paid associated with the Purchased Companies totaled $19,561 and $32,898, during Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired during Fiscal 2002 and Fiscal 2001 related to the Purchased Companies were $20,145 and $42,340, respectively, including goodwill and intangible assets of $18,531 and $23,191, respectively. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During the nine months ended January 31, 2002, the Company paid $9,262 for additional purchase consideration. During the nine months ended January 31, 2003, the Company paid an additional $7,458 for these earn-out provisions and has an additional $5,683 accrued for earn-outs at January 31, 2003. This additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at January 31, 2003.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

The following presents the unaudited pro forma results of operations of the Company for the three and nine months ended January 31, 2003 and January 31, 2002, as if the purchase acquisitions completed since the beginning of Fiscal 2002 had been consummated at the beginning of Fiscal 2002. The pro forma results of operations include certain pro forma adjustments to reflect the increased interest expense and reductions in executive compensation of $41 for the nine months ended January 31, 2002 at the acquired companies:

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002

Revenues	$ 160,860	$ 156,179	$ 470,183	$ 460,686
Net income	(17,349)	2,750	(19,231)	6,661

Earnings per share:
Basic	$ (1.31)	$ 0.21	$ (1.46)	$ 0.51
Diluted	(1.31)	0.21	(1.46)	0.51

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of Fiscal 2002 or the results that may occur in the future.

NOTE 8 - RESTRUCTURING COSTS

During Fiscal 2001, the Company incurred expenses of $8,292 in connection with its reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $81 for facility closures and consolidations, severance and terminations and other asset write-downs and costs associated with this plan during the nine months ended January 31, 2003.

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

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

During the nine months ended January 31, 2003, the Company reversed into income a $1,242 restructuring charge taken in the three months ended April 30, 2001 that is no longer required since the Company recently settled the underlying contract dispute and expensed $1,486 in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

The following table sets forth the Company's accrued restructuring costs for the nine months ended January 31, 2003, which are included in other accrued liabilities:

	Facility Closure and Consolidation	Severance and Terminations	Other Asset Writedowns and Costs	Total

Balance at April 30, 2002	$ 100	$ 58	$ 415	$ 573
Additions			1,486	1,486
Utilizations	(8)	(58)	(1,501)	(1,567)

Balance at January 31, 2003	$ 92	$ --	$ 400	$ 492

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill consists of the following:

Balance at April 30, 2002	$ 128,232
Additions	8,057
Discontinued operations	(11,159)

Balance at January 31, 2003	$ 125,130

At January 31, 2003, goodwill totaled $125,130 or 35.8% of total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill, however, the Company is required to annually evaluate goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of goodwill for potential impairment. If goodwill becomes impaired, the Company would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company's common stock. Specifically, the Company's overall goodwill impairment analysis for Fiscal 2003 must be completed by the fourth quarter and based on the Company's current market capitalization as implied by its stock price and current market conditions in the print distribution and manufacturing industries, management believes that it is probable that a material goodwill impairment would be recorded at that time. However, at this time management cannot reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration the Company's overall market capitalization as well as the extent to which the stock prices of comparable businesses in the industries in which the Company does business remain depressed. Any impairment charge would be noncash in nature and, therefore, is not expected to affect the Company's liquidity or result in non-compliance with any covenants that it may have from time to time with its lenders. In addition, the Company would record any such noncash charge as a component of operating income.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

Intangible assets subject to amortization consist of the following:

	January 31, 2003	April 30, 2002
Non-compete agreements	$ 398	$ 398
Other	2,043	2,004

	2,441	2,402
Less: Accumulated amortization	(1,070)	(858)

Net intangible assets	$ 1,371	$ 1,544

NOTE 10 - DISCONTINUED OPERATIONS

Consistent with the Company's business plan and long-term strategic objectives, the Company's Board of Directors adopted a plan to sell certain non-core operations. The Company is actively marketing the non-core operations and expects to sell them within the next twelve months. Based on discussions with potential purchasers and its consultants, the Company's anticipated net realizable value for these non-core operations is estimated to be $5,000. Accordingly, the net assets of the subsidiaries have been written down to a fair value of $5,000. The Company will use the net proceeds from any such sales to pay down its Term Loan B note under the Restructured Credit Facility. Pursuant to SFAS No. 144, the operations to be sold have been treated as discontinued operations and assets and liabilities held for sale as of January 31, 2003.

Summarized below are the results of operations for the three and nine months ended January 31, 2003 and January 31, 2002.

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Revenues	$ 5,487	$ 5,577	$ 18,606	$20,214
(Loss) income from discontinued operations	(233)	31	(154)	403
(Loss) on writedown of assets, net of tax	(10,994)		(10,994)
Net (loss) income	(11,227)	31	(11,148)	403

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

The major classes of assets and liabilities included in the consolidated balance sheet at January 31, 2003 under the captions "Assets of Business Held for Sale" and "Liabilities of Business Held for Sale" are as follows:

Assets Held for Sale:

Accounts receivable, net	$ 3,929
Inventory	4,263
Prepaids and other current assets	23
Property, plant and equipment	119

$ 8,334

Liabilities Held for Sale:

Accounts payable	$ 925
Accrued compensation	864
Accrued additional purchase consideration	941
Other accrued liabilities	604

$ 3,334

NOTE 11 - DEFERRED INCOME TAXES

       At January 31, 2003, the Company has both short-term and long-term deferred tax assets totaling $20,145. the Company evaluates recoverability of deferred tax assets based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of January 31, 2003 realization of its deferred tax assets is more likely than not, and thus no valuation allowance is recorded.

WORKFLOW MANAGEMENT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)

NOTE 12 - SEGMENT REPORTING

         The long-term strategic business plan adopted during the three months ended January 31, 2003 views the Company as a single reporting entity in the printing business. Consistent with this view, the Chief Executive Officer and Chief Financial Officer began assessing performance and allocating resources based on the Company's consolidated results and financial position. Accordingly, the Company ceased reporting segment information for the Print and Solutions divisions during the three months ended January 31, 2003.

The Company transacts business in the United States, Canada and Puerto Rico. The Company does not allocate corporate overhead by segment in assessing performance. Corporate expenses and overhead included within the operating income of the United States operations totaled $8,076, $1,409, $11,850 and $4,903 for the three months ended January 31, 2003 and January 31, 2002 and the nine months ended January 31, 2003 and January 31, 2002, respectively.

Geographic Segments

The following table sets forth information as to the Company's operations in its different geographic segments:

	Three Months Ended		Nine Months Ended
	January 31, 2003	January 31, 2002	January 31, 2003	January 31, 2002
Revenues:
United States	$ 125,465	$ 122,023	$ 363,079	$ 354,105
Canada	32,989	31,436	99,773	98,339
Puerto Rico	2,406	2,720	7,331	7,779

Total	$ 160,860	$ 156,179	$ 470,183	$ 460,223

Operating income:
United States	$ (3,777)	$ 4,213	$ 5,521	$ 10,465
Canada	2,967	3,122	8,901	9,314
Puerto Rico	33	549	159	650

Total	$ (777)	$ 7,884	$ 14,581	$ 20,429

	January 31, 2003	April 30, 2002
Identifiable assets (at period end):
United States	$ 287,433	$ 302,977
Canada	59,095	52,156
Puerto Rico	3,261	3,066

Total	$ 349,789	$ 358,199

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

Introduction

Workflow Management, Inc. is a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 42,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We provide customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products and also produce custom business documents, envelopes/direct mail, commercial printing, specialty packaging, labels and signs. We employ approximately 3,100 persons and have 17 manufacturing facilities, 14 distribution centers, 8 print-on-demand centers and 63 sales offices throughout North America.

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

Consolidated Results of Operations

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Revenues. Consolidated revenues increased 3.0%, from $156.2 million for the three months ended January 31, 2002, to $160.9 million for the three months ended January 31, 2003. Revenues for the three months ended January 31, 2003 and January 31, 2002 include revenues from one company acquired in a business combination accounted for under the purchase method after the beginning of the second quarter of Fiscal 2002 (the "Purchased Company"). The increase in consolidated revenues was entirely due to internal growth.

International revenues increased 4.9%, from $31.4 million, or 20.1% of consolidated revenues, for the three months ended January 31, 2002, to $33.0 million, or 20.5% of consolidated revenues, for the three months ended January 31, 2003. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

Gross Profit. Gross profit decreased 4.6%, from $44.0 million, or 28.1% of revenues, for the three months ended January 31, 2002, to $41.9 million, or 26.1% of revenues, for the three months ended January 31, 2003. The decrease in gross profit was primarily a result of lower margins due to pricing pressures from competition and a decrease in volumes within our commercial printing, direct mail and envelope operations due to the sluggish economy and political uncertainty. In addition, we wrote-off $1.1 million in obsolete envelope inventory and recorded the expense as a component of cost of revenues during the three months ended January 31, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained consistent despite the increase in revenues at $36.1 million, or 23.1% of revenues, for the three months ended January 31, 2002, and $36.1 million, or 22.4% of revenues, for the three months ended January 31, 2003. The decrease in selling, general and administrative expenses as a percentage of revenues was due to the realized cost savings and additional cost initiatives implemented during Fiscal 2002 and Fiscal 2003.

Restructuring Costs. During the three months ended January 31, 2003, we expensed $23,000 in strategic restructuring costs associated with the continued exploration of other financial, restructuring and strategic alternatives.

Abandoned Software Costs. During the three months ended January 31, 2003, we expensed $2.1 million in previously capitalized costs relating to software that has had its value impaired due to the implementation of our business plan and long-term strategic objectives.

Uncollectible Notes Receivable. During the three months ended January 31, 2003, we expensed as uncollectible $0.7 million of notes receivable. We are pursuing collection of these notes, which are primarily represented by Director and Officer Notes, through all legal remedies available to us.

Severance and Other Employment Costs. During the three months ended January 31, 2003, we expensed $3.8 million in severance and other employment costs relating to the termination of certain executive officers as we implement our strategic business plan. In addition, we incurred certain employee retention expenses and executive recruiting costs.

Interest Expense, net. Interest expense, net of interest income, increased 69.3%, from $3.2 million for the three months ended January 31, 2002, to $5.5 million for the three months ended January 31, 2003. This increase in net interest expense was primarily due to the increase in our interest rates and level of debt outstanding under our former secured credit facility. See "Note 4 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our prior credit facility was amended so that borrowings under that credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap underlying this debt became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. During the three months ended January 31, 2003, we recorded $0.3 million for the subsequent change in the value of the Swap as a component of income.

Financing Fees and Other Banking Related Costs. On January 15, 2003, we entered into a restructured senior secured credit facility with our lenders (the "Restructured Credit Facility"). During the three months ended January 31, 2003, we expensed $2.1 million in connection with consultants and other professional fees incurred in the negotiation and consummation of the Restructured Credit Facility. Additionally, we wrote-off $1.3 million of deferred costs related to our prior credit facility and we also recorded a gain of $124,000 for the reimbursement of costs which were previously expensed as debt offering costs.

Other Expense (Income). Other income, net of other expense, decreased $49,000 from other income of $44,000 for the three months ended January 31, 2002, to other expense of $5,000 for the three months ended January 31, 2003. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Income Taxes. Provision for income taxes decreased 283.3% from a $2.0 million provision for the three months ended January 31, 2002, to a $3.6 million benefit for the three months ended January 31, 2003, reflecting effective income tax and benefit rates of 42.0% and 37.1%, respectively. During the three months ended January 31, 2003, the effective income tax rate decreased due to the tax benefit associated with the restructuring costs, abandoned software costs, uncollectible notes receivable, severance, and other employment costs, loss on ineffective interest rate hedge and financing fees and other banking related costs. At January 31, 2003, the Company has both short-term and long-term deferred tax assets totaling $20.1 million. The Company evaluates recoverability of deferred tax assets based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of January 31, 2003 realization of its deferred tax assets is more likely than not, and thus no valuation allowance is recorded. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

Discontinued Operations. During the three months ended January 31, 2003, we decided to dispose of our non-core operations. We anticipate completing the sale of these non-core operations during the next twelve months under our long-term business plan and strategic objectives. As such, we have classified these non-core assets as discontinued operations and recorded the assets and liabilities held for sale at their estimated net realizable values, which resulted in a $11.2 million loss from discontinued operations.

Nine Months Ended January 31, 2003 Compared to Nine months Ended January 31, 2002

Revenues. Consolidated revenues increased 2.2%, from $460.2 million for the nine months ended January 31, 2002, to $470.2 million for the nine months ended January 31, 2003. Revenues for the nine months ended January 31, 2003 and January 31, 2002, include revenues from two companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of Fiscal 2002 (the "Purchased Companies"). The increase in consolidated revenues was primarily due to the Purchased Companies.

International revenues increased 1.5%, from $98.3 million, or 21.4% of consolidated revenues, for the nine months ended January 31, 2002, to $99.8 million, or 21.2% of consolidated revenues, for the nine months ended January 31, 2003. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

Gross Profit. Gross profit decreased 0.4%, from $129.3 million, or 28.1% of revenues, for the nine months ended January 31, 2002, to $128.8 million, or 27.4% of revenues, for the nine months ended January 31, 2003. The decrease in gross profit was primarily a result of lower margins due to pricing pressures from competition and a decrease in volumes within our commercial printing, direct mail and envelope operations due to the sluggish economy and political uncertainty. In addition, we wrote-off $1.1 million in obsolete envelope inventory and recorded the expense as a component of cost of revenues during the nine months ended January 31, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.5%, from $108.9 million, or 23.7% of revenues, for the nine months ended January 31, 2002, to $107.3 million, or 22.8% of revenues, for the nine months ended January 31, 2003. The decrease in selling, general and administrative expenses was due to the realized cost savings and additional cost initiatives implemented during Fiscal 2002 and Fiscal 2003.

Restructuring Costs. During the nine months ended January 31, 2003, net restructuring costs totaled $0.2 million as we reversed into income a $1.2 million restructuring accrual taken Fiscal 2001 that is no longer required since we settled the underlying contract dispute and we expensed $1.4 million in strategic restructuring costs associated with the continued exploration of financial, restructuring and strategic alternatives.

Abandoned Software Costs. During the nine months ended January 31, 2002, we expensed $2.1 million in previously capitalized costs relating to software that has had its value impaired due to the implementation of our business plan and long-term strategic objectives.

Uncollectible Notes Receivable. During the nine months ended January 31, 2003, we expensed as uncollectible $0.7 million of notes receivable. We are pursuing collection of these notes, which are primarily represented by Director and Officer Notes, through all legal remedies available to us.

Severance and Other Employment Costs. During the nine months ended January 31, 2003, we expensed $3.8 million in severance and other employment costs relating to the termination of certain executive officers as we implement our strategic business plan. In addition, we incurred certain employee retention expenses and executive recruiting costs.

Interest Expense, net. Interest expense, net of interest income, increased 55.7%, from $9.8 million for the nine months ended January 31, 2002, to $15.2 million for the nine months ended January 31, 2003. This increase in net interest expense was primarily due to the increase in our interest rates and level of debt outstanding under our former secured credit facility. See "Note 4 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our former credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we wrote off $4.3 million for the fair market value of the ineffective hedge and recorded $ 1.4 million for the subsequent changes in the value of the Swap as a component of income. During the nine months ended January 31, 2003, we paid $2.5 million representing cash settlement payments on the Swap and have $0.9 million accrued at January 31, 2003. Prior to the Swap becoming ineffective, we recorded $0.8 million as interest expense during the three months ended July 31, 2002.

Financing Fees and Other Banking Related Costs. During the nine months ended January 31, 2003, we expensed $2.8 million in connection with consultants and other professional fees incurred in the negotiation and consummation of the Restructured Credit Facility. Additionally, we wrote-off $1.3 million in deferred costs relating to our prior credit facility and incurred $1.8 million in expenses associated with a proposed private placement of senior secured notes.

Other Expense. Other expense decreased $219,000 from $234,000 for the nine months ended January 31, 2002, to $15,000 for the nine months ended January 31, 2003. Other expense primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

Income Taxes. Provision for income taxes decreased 196.1% from a $4.4 million provision for the nine months ended January 31, 2002, to a tax benefit of $4.2 million for the nine months ended January 31, 2003, reflecting effective income tax and benefit rates of 41.8% and 34.1% respectively. During the nine months ended January 31, 2003, the effective income tax rate decreased due to the tax benefit associated with the restructuring costs, abandoned software costs, uncollectible notes receivable, severance, and other employment costs, loss on ineffective interest rate hedge and financing fees and other banking related costs. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

Discontinued Operations. During the nine months ended January 31, 2003, we decided to dispose of our non-core operations. We anticipate completing the sale of these non-core operations during the next twelve months under our long-term business plan and strategic objectives. As such, we have classified these non-core assets as discontinued operations and recorded the assets and liabilities held for sale at their net realizable values, which resulted in a $11.1 million loss from discontinued operations.

Liquidity and Capital Resources

At January 31, 2003, we had a working capital of $38.3 million. Our capitalization at January 31, 2003, defined as the sum of long-term debt and stockholders' equity, was approximately $196.3 million.

We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down the revolver portion of our Restructured Credit Facility. Cash at January 31, 2003, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the quarter.

Our anticipated capital expenditures budget for the next twelve months is approximately $7.0 million for new equipment and maintenance.

During the nine months ended January 31, 2003, net cash provided by operating activities was $8.4 million. Net cash used in investing activities was $8.6 million, including $8.5 million used for acquisitions and additional purchase consideration, $4.6 million used for capital expenditures which were partially offset by $4.5 million received from the collection of notes receivable. Net cash provided by financing activities was $0.9 million, which was mainly comprised of $9.0 million in net borrowings on our prior credit facility and the Restructured Credit Facility which was partially offset by $2.5 million for the cash settlement of the interest rate hedge, $3.7 million in payments of deferred financing costs, $1.8 million in the payment of abandoned debt offering costs and $0.5 million in payments of other long-term debt.

During the nine months ended January 31, 2002, net cash provided by operating activities was $27.8 million. Net cash used in investing activities was $10.3 million, including $13.6 million used for acquisitions and additional purchase consideration and $9.4 million used for capital expenditures which were partially offset by the net proceeds of $10.9 million received on the sale of property and equipment and $1.9 million received from the collection of a notes receivable. Net cash used by financing activities was $18.2 million, which was mainly comprised of $15.6 million in net payments by the Company on our prior credit facility and $2.3 in payments of other long-term debt.

We have significant operations in Canada. Revenues from our Canadian operations accounted for approximately 21.2% of our total revenues for the nine months ended January 31, 2003. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

During the nine months ended January 31, 2003, we unsuccessfully pursued various strategic and financing alternatives to reduce borrowings and restructure the credit facility. As a result, we expensed $3.2 million in financing fees and other banking related costs during the nine months ended January 31, 2003.

On January 15, 2003, we entered into the Restructured Credit Facility totaling approximately $180.0 million and comprised of three separate tranches. The tranches consisted of: (i) an approximately $100.0 million asset based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) an approximately $30.0 million senior term loan (the "Term Loan A") which amortizes in scheduled increments semi-annually starting on June 30, 2003; and (iii) a $50.0 million senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on June 30, 2005. Term Loan B matures on December 31, 2003. The Revolver contains advance rates of 80% of our eligible accounts receivable, 50% of our eligible inventories and $10.0 million against our fixed assets. The Restructured Credit Facility also contains provisions requiring the Company to issue warrants to its tenders for the purchase of shares of the Company's common stock in the event the Company defaults on its repayment obligations. These contingent warrants have an estimated value of $0.2 million and have been recorded as a component of equity. At January 31, 2003, the blended annual interest rate on the Restructured Credit Facility was approximately 9.1%. During the nine months ended January 31, 2003, we incurred $14.6 million in interest expense relating to the previous credit facility and the Restructured Credit Facility. The outstanding balances on the Restructured Credit Facility at January 31, 2003 were as follows:

	Maximum Availability	Amount Outstanding	Applicable Interest Rate
Revolver	$ 97.8 million	$ 90.4 million	LIBOR + 5%
Term Loan A	25.8 million	25.8 million	LIBOR + 8%
Term Loan B	50.0 million	50.0 million	11%, 12%, 13% & 14% for each calendar quarter of 2003

	$ 173.6 million	$ 166.1 million

Including $2.8 million in outstanding letters of credit, our availability at January 31, 2003 was $4.6 million.

As noted above, the $50.0 million Term Loan B portion of the Restructured Credit Facility matures on December 31, 2003. The Restructured Credit Facility requires that we deliver to our lenders by October 31, 2003 a commitment from a financing source to refinance and repay Term Loan B. In order to retire Term Loan B by the due date, we will have to obtain funding through new bank financing or the issuance of debt or equity securities (or some combination thereof). There can be no assurance that we will be successful in obtaining this funding and, if we do not obtain this funding, we will be in default with our lenders under the Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such default would include the right to foreclose on our assets. If we are able to obtain this funding, the financial terms and conditions of the funding may be onerous and could adversely affect our financial condition and results of operations.

In addition, the Restructured Credit Facility contains a number of other affirmative covenants related to our business with which we must comply. These covenants include, but are not limited to, the requirements that (i) by May 31, 2003, we defer until June 30, 2005 at least $4.0 million of earn-out payments we would otherwise owe in Fiscal 2004 as a result of our prior acquisitions, (ii) we meet certain leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA thresholds on an ongoing basis and (iii) by April 30, 2003, we engage a permanent Chief Executive Officer reasonably acceptable to our lenders. There can be no assurance that we will be able to satisfy all or any of these covenants. Any failure to satisfy these covenants (or any other covenants) would constitute a default under the Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such a default would include the right to foreclose on our assets.

The following table summarizes our cash obligations as of January 31, 2003:

	Payments Due by Period (in millions)
	Less than one year	Years 2 and 3	Years 4 and 5	Thereafter	Total
Short-term debt	$55.8	$100.4	$10.0		$$166.2
Long-term debt, including capital leases	0.7	1.0	0.1		1.8
Operating leases	17.8	29.5	20.8	39.6	107.7
Earn-out provisions	7.6	8.5			16.1

Total cash obligations	$81.9	$139.4	$30.9	$39.6	$291.8

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

In addition, we also have outstanding letters of credit of approximately $2.8 million related to performance and payment guarantees. Based upon our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

Inflation

We do not believe that inflation has had a material impact on our results of operations during the nine month periods ended January 31, 2003 and January 31, 2002, respectively.

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

Our most critical accounting policy relates to goodwill, which totaled $125.1 million at January 31, 2003. During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued. We have adopted this new standard and, as a result, have ceased to amortize goodwill effective May 1, 2001. In lieu of amortization, during the first half of Fiscal 2002 we performed an initial impairment review of our goodwill as of the implementation date, following which we concluded that there was no impairment of goodwill at May 1, 2001. We also completed our required annual ongoing impairment review of our goodwill at April 30, 2002. Consistent with our initial test, no impairment of recorded goodwill was required as a result of this analysis.

We intend to perform an impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results for its operating subsidiaries and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. Specifically, our overall goodwill impairment analysis for Fiscal 2003 must be completed by the fourth quarter and based on our current market capitalization as implied by our stock price and current market conditions in the print distribution and manufacturing industries, management believes that it is probable that a material goodwill impairment would be recorded at that time. However, at this time management cannot reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration our overall market capitalization as well as the extent to which the stock prices of comparable businesses in the industries in which we do business remain depressed. Any impairment charge would be noncash in nature and, therefore, is not expected to affect our liquidity or result in non-compliance with any covenants that we may have from time to time with our lenders. In addition, we would record any such noncash charge as a component of operating income.

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

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34," was issued. This statement elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company is currently assessing the impact, if any, of the adoption of the initial recognition and initial measurement provisions.

        In December 2003, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The majority of the provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. Adoption of SFAS No. 148 is not expected to have a material impact on our results of operations, financial position or cash flows.

        In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued. This statement addresses consolidation by business enterprises of variable interest entities. The provisions of the statement apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this statement will have a material impact on the Company's results of operations or financial position when adopted.

Factors Affecting the Company's Business

Risks Associated with our Restructured Credit Facility and Access to Financing. As noted above, the $50.0 million Term Loan B portion of the Restructured Credit Facility matures on December 31, 2003. The Restructured Credit Facility requires that we deliver to our lenders by October 31, 2003 a commitment from a financing source to refinance and repay Term Loan B. In order to retire Term Loan B by the due date, we will have to obtain funding through new bank financing or the issuance of debt or equity securities (or some combination thereof). There can be no assurance that we will be successful in obtaining this funding and, if we do not obtain this funding, we will be in default with our lenders under the Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such default would include the right to foreclose on our assets. If we are able to obtain this funding, the financial terms and conditions of the funding may be onerous and could adversely affect our financial condition and results of operations.

In addition, the Restructured Credit Facility contains a number of other affirmative covenants related to our business with which we must comply. These covenants include, but are not limited to, the requirements that (i) by May 31, 2003, we defer until June 30, 2005 at least $4.0 million of earn-out payments we would otherwise owe in Fiscal 2004 as a result of our prior acquisitions, (ii) we meet certain leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA thresholds on an ongoing basis and (iii) by April 30, 2003, we engage a permanent Chief Executive Officer reasonably acceptable to our lenders. There can be no assurance that we will be able to satisfy all or any of these covenants. Any failure to satisfy these covenants (or any other covenants) would constitute a default under the Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such a default would include the right to foreclose on our assets.

Material Amount of Goodwill. At January 31, 2003, goodwill totaled $125.1 million, or 35.8% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill, however, we are required to annually evaluate goodwill by reviewing the anticipated undiscounted future cash flows from the operations of the acquired companies and comparing such cash flows to the carrying value of goodwill for potential impairment. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of the Company's common stock. Specifically, our overall goodwill impairment analysis for Fiscal 2003 must be completed by the fourth quarter and based on our current market capitalization as implied by our stock price and current market conditions in the print distribution and manufacturing industries, management believes that it is probable that a material goodwill impairment would be recorded at that time. However, at this time management cannot reasonably estimate the magnitude of such an impairment. The magnitude of any impairment will take into consideration our overall market capitalization as well as the extent to which the stock prices of comparable businesses in the industries in which we do business remain depressed. Any impairment charge would be noncash in nature and, therefore, is not expected to affect our liquidity or result in non-compliance with any covenants that we may have from time to time with our lenders. In addition, we would record any such noncash charge as a component of operating income.

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

Risks Associated with the Canadian Operations. We have significant operations in Canada. Revenues from our Canadian operations accounted for approximately 21.2% of revenues during the nine months ended January 31, 2003. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. We are also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of our Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on our cash flow and profitability.

For additional risk factors, refer to our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial instruments include cash, accounts receivable, accounts payable and long-term debt. Market risks relating to our operations result primarily from changes in interest rates. The estimated fair value of long-term debt approximates its carrying value at January 31, 2003.

On July 16, 2002, our Credit Facility was amended so that borrowings bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we must record subsequent changes in the value of the swap as a component of income. If 3-month LIBOR were to increase or decrease by 1.0%, the impact would be a savings of $1.0 million recorded in other income or an additional expense of $1.0 million recorded in other expense. Any such change in interest rates would have a related impact on the swap in that a 1% increase or decrease would have an impact on the fair value of the swap of approximately $1.1 million. The Swap will continue to be cash settled quarterly dependent upon the movement of 3-month LIBOR rates.

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

PART II - OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
**10.78	Severance Agreement and Release, dated January 10, 2003, between Workflow Management, Inc. and Steve R. Gibson.

**10.79	Consulting Agreement, dated January 10, 2003, between Workflow Management, Inc. and Steve R. Gibson.

**10.80	Agreement, dated January 6, 2003, between Workflow Management, Inc. and Thomas B. D'Agostino, Sr.

**10.81	First Amendment to Employment Agreement, dated December 23, 2002, between Workflow Management, Inc. and Michael L. Schmickle.

**10.82	Second Amended and Restated Credit Agreement, dated as of January 15, 2003, among Workflow Management, Inc., Data Business Forms Limited, Various Lending Institutions, Bank One, N.A., a Syndication Agent, Bank of America, Comerica Bank, and Union Bank of California, N.A., as Co-Agents, and Fleet National Bank, as Administrative Agent.

**10.83	Warrant Purchase Agreement, dated January 15, 2003, among Workflow Management, Inc., Fleet National Bank, Bank One, N.A., Comerica Bank, Bank of America, Union Bank of California, N.A., National City Bank, Chevy Chase Bank, F.S.B., and LaSalle Bank National Association.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORKFLOW MANAGEMENT, INC.

March 17, 2003 Date	By: /s/ Gerald F. Mahoney Gerald F. Mahoney Director, President and Chief Executive Officer (Principal Executive Officer)

March 17, 2003 Date	By: /s/ Michael L. Schmickle Michael L. Schmickle Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald F. Mahoney, Chief Executive Officer, certify that:

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

Date: March 17, 2003	/s/ Gerald F. Mahoney Gerald F. Mahoney, Chief Executive Officer

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

Date: March 17, 2003	/s/ Michael L. Schmickle Michael L. Schmickle, Chief Financial Officer

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

/s/ Gerald F. Mahoney Gerald F. Mahoney Chief Executive Officer March 17, 2003

/s/ Michael L. Schmickle Michael L. Schmickle Chief Financial Officer March 17, 2003