Form 10-K
period 2003-04-30
WORKFLOW MANAGEMENT INC
filed 2003-08-13
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2003

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

                                  Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No__

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 5, 2003: 68,888,572.

     The number of shares of common stock of the registrant outstanding as of August 5, 2003: 13,389,362.

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

      In this Form 10-K, "Fiscal 2001," "Fiscal 2002" and "Fiscal 2003" refer to our fiscal years ended April 30, 2001, 2002 and 2003, respectively.


Item 1.  Business

Spin-off Transaction

      Workflow was incorporated in the state of Delaware on February 13, 1998. The Company currently conducts its operations through 18 direct or indirect United States and Canadian subsidiaries. The principal executive offices of the Company are located at 240 Royal Palm Way, Palm Beach, Florida 33480. Workflow's telephone number is (561) 659-6551.

      Workflow was formed by the former U.S. Office Products Company, a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that closed in June 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products common stock ("U.S. Office Products Common Stock") 14,642,981 shares (the "Workflow Distribution") of the Company's common stock, par value $.001 per share (the "Company Common Stock") pursuant to the terms of a distribution agreement. Holders of U.S. Office Products Common Stock were not required to pay any consideration for the shares of Company Common Stock they received in the Workflow Distribution. The Workflow Distribution occurred on June 9, 1998.


Company Overview

      We are one of the largest distributors of printed business products in North America and we are also a leading provider of end-to-end business management outsourcing solutions which include vendor-neutral custom print sourcing, workflow consulting and integrated storage and distribution services that allow our customers to control all of their print-related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. As a procurement, logistics and distribution manager for documents, print and office products, we serve as the primary source of these business supplies for our customers. We provide our customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products and produce custom business documents, envelopes, direct mail and commercial printing.

      We employ over 800 sales and customer service representatives that service our stable and diversified customer base. This customer base includes, among others, ADP, Aetna, Alaska Airlines, the American Heart Association, Ameritrade, Banco Popular, Bank of Montreal, Barneys of New York, Brookstone, Busch Gardens, Canon, Chase Manhattan Bank, Citibank, Credit Suisse First Boston, Dollar General, Family Dollar Stores, Federated Department Stores, Fleet Bank, Grainger, Group Health, Health Insurance Plan of NY, KB Toys, Kraft Foods, Merrill Lynch, Metropolitan Life, Rent-A-Center, Salomon Smith Barney, Shell Canada, Toronto Dominion Bank, Travelers Insurance and Wells Fargo, many of whom have been our customers for over 10 years.

      Our extensive product line includes: (i) envelopes, including specialty envelopes for use in credit card solicitations, monthly statements, annual reports, direct mail and airline itinerary jackets, (ii) custom documents, such as invoices, purchase orders and checks, (iii) commercial printing, such as product and corporate brochures, catalogs and directories, (iv) direct mail literature, (v) print-on-demand, such as that provided by our on-line document management system, (vi) promotional products and advertising specialties, and
(vii) office supplies. We also offer design services to our customers utilizing several digital pre-press systems for converting text and graphics to film and plates prior to printing. Our printing operations, combined with our extensive vendor network and distribution capabilities, give us broad flexibility to meet our customers' demand for printed products.

      We operate in 89 facilities throughout North America and utilize approximately 650,000 square feet for manufacturing, 574,000 square feet for distribution, 523,000 square feet for warehousing, 78,000 square feet for print-on-demand and 427,000 square feet for sales and administrative offices.

      At April 30, 2003 and for Fiscal 2003, we had approximately $329.9 million in total assets and generated a net loss from continuing operations of $29.4 million from revenues of $622.7 million. We have approximately 2,800 full-time employees.

      Financial information with respect to our geographic segments is set forth in "Note 16 - Segment Reporting" to our consolidated financial statements, which are contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. As also set forth in Note 16, we ceased reporting segment information for our operations formerly known as the Printing and Solutions divisions during Fiscal 2003.

Industry Overview

      Business Processing Outsourcing Industry

      According to Gartner Group, the U.S. business processing outsourcing industry was projected to be over $100 billion in 2003 as companies continue to streamline operations, reduce costs and focus on their core competencies. Of the many business processes targeted for outsourcing, office management services related to printed business communications have become a major focus, accounting for approximately $819 billion in costs in 2001 according to CAP Ventures, Inc., an industry research firm. Also according to CAP Ventures, this trend towards outsourcing a greater proportion of the printed business communications process has created rapid growth in the print-on-demand market and the document outsourcing industry is expected to grow from $28 billion in revenues in 2000 to over $50 billion in 2005, representing a compounded annual growth rate ("CAGR") of 12.5%. Business process outsource providers are typically small- to medium-sized document and forms distributors and diversified print management companies, as well as technology companies that have attempted to leverage their capabilities to provide a total outsourcing solution.


      Printing Industry

      The printing industry is one of the largest industries in the United States, with total annual U.S. sales in 2001 of approximately $159 billion and a CAGR of 3.8% since 1996 according to Printing Industry of America, Inc. General printing services include commercial printing, financial printing, book publishing, quick printing and the production of business documents, greeting cards and other stationery-type products. As the printing industry's growth rate has slowed in recent years and competitive pressures have increased, there has been a gradual trend toward consolidation in the industry; however, the industry remains extremely fragmented with approximately 46,000 printing businesses nationwide. According to Printing Industry of America, the largest segments of the industry in which we compete are (i) general commercial printing, including direct mail advertising, which generated over $53 billion in U.S. sales in 2001 and has grown at a CAGR of 4.3% since 1996 and (ii) packaging printing, including envelopes, which generated over $22 billion in U.S. sales in 2001 and has grown at a CAGR of 5.1% since 1996. In these segments, the market is generally serviced by privately owned printers that typically employ fewer than 20 people.

      According to CAP Ventures, the direct cost of printed business products represents only a small portion of a typical company's total annual print budget while the cost of procuring, managing, storing, using and distributing printed business products accounts for the overwhelming majority of such budget. By outsourcing non-core print related operations, our customers decrease their costs and improve control over their print related expenditures by: (i) leveraging our nationwide network of approximately 7,000 print vendors, including our own manufacturing facilities, (ii) establishing more efficient inventory levels, and (iii) consolidating requisitions, productions and deliveries. We utilize our proprietary distribution management system, GetSmart(R), to provide our customers automated, vendor-neutral inventory management and order fulfillment services. In addition, GetSmart(R) connects our customers with a broad network of independent vendors and over 900,000 SKUs of customized print products and offers our customers web-based access to our nationwide warehousing network to further facilitate the ordering, storage and shipment of their printed business and office supplies.

Our Competitive Strengths

      We believe that our business is characterized by the following competitive strengths:

      Full-Service Provider of High Quality, Value Added Products and Services. We are a full-service provider of one of the broadest and most complete offerings of quality products and services in our industry. By offering an integrated single source solution to address both outsourcing and print manufacturing needs, we enable our customers to streamline their internal document processes, reduce their costs and enhance their printed business communications. Our GetSmart(R) system provides our customers with vendor-neutral access to over 7,000 suppliers, which allows for a competitive bidding process and lower costs. In addition, through GetSmart(R), our customers can reduce costs and identify process improvements by (i) managing their cost centers, (ii) monitoring product activity, (iii) entering product orders, and
(iv) generating reports on usage trends, dollar expenditures, order histories, inventory information and low stock notices. Through our print manufacturing facilities, we can print virtually anything, from business cards to premium full-color brochures and annual reports and from basic envelopes to highly customized direct mailers. We offer a broad range of services that are tailored to the needs of our customers, including digital pre-press technology.

      Proven, Diversified Business Model. We currently operate one of the largest print manufacturing and distribution networks in North America, with 25 print manufacturing and distribution facilities. From Fiscal 1998 to Fiscal 2003, our revenues increased at a CAGR of 12.0%. We believe that our diverse customer base and revenue sources and our diverse product line within the printing industry will provide not only stable cash flows, but also mitigate any single customer risk and changes in demand for certain printed products.

      Strong, Long-Term Customer Relationships. We sell our products to approximately 31,000 customers and we maintain long-term strategic relationships with leading financial institutions, health care providers and insurers, and consumer product companies. Our ten largest customers for Fiscal 2003 included:
ADP, the American Heart Association, Banco Popular, Bank of Montreal, Citigroup, Dollar General, Health Insurance Plan of NY, KB Toys, Kraft Foods, and Shell Canada. Although, in general, our customer contracts can be terminated at any time by the customer, the length of our relationships with our ten largest Fiscal 2003 customers averages approximately 10 years. By maintaining a strong base of long-term customer relationships, we are better able to manage our costs and invest to grow our business.

      Experienced Management Team. Our senior management team, consisting of experienced executive officers and key managers within our operating subsidiaries, has an average of approximately 20 years of service in the printing and outsourcing industries.


Our Business Strategy

      The principal features of our business strategy are outlined below:

      Tailor End-to-End Solutions to Customer Needs. We believe we are one of the few printing and document management companies that has successfully marketed creative, production and distribution services to address customer-specific printing and processing needs. As the printing industry continues to change, particularly as a result of the Internet, the needs of our customers continue to evolve. We have adapted our strategy to continue to meet these demands through GetSmart(R), our electronic procurement, inventory and distribution management system. Our goal is to expand our market share of both new and existing customers by continuing to offer comprehensive, distinct and customized solutions. We believe that this full service strategy will enhance our internal growth rate as we capitalize on our market expertise.

      Utilize Our Extensive Distribution Network to Capitalize upon the Expanding Outsourcing Market. We believe that the outsourcing market continues to grow as businesses streamline operations, reduce costs and focus on core competencies. We believe that companies are seeking to reduce operating costs by outsourcing the management of their purchasing, sourcing, distribution and fulfillment processes. We also believe that these customers want to align themselves with printing businesses that have a significant national presence and a wide range of capabilities to offer both commercial print and other essential print-related services. We intend to expand our revenues by leveraging our national distribution network and our over 800 sales and customer service representatives. In addition, we will continue to cross sell GetSmart(R) to our printing customers so that they further realize the benefits of increased fulfillment and document management services provided by this solution.

      Extracting Efficiencies Out of Existing Businesses. We continue to integrate and consolidate prior acquisitions to take advantage of economies of scale, best practices and synergies that are inherent in the current operating units.

      Products and Capabilities

      We offer customers a wide variety of products through our more than 800 sales and customer service representatives and a nationwide network of approximately 7,000 vendors. These products include: (i) commercial printing, including design and pre-press; (ii) data mailers and envelopes; (iii) corporate stationery; electronic forms; continuous, snap-apart forms and cut sheets; (iv) direct mail; (v) tags and labels; (vi) computer paper, supplies and accessories;
(vii) office supplies and furniture; and (viii) promotional products and advertising specialties.

      Commercial Printing. Our commercial printing line includes products such as corporate brochures, catalogs, directories, calendars, posters, point of purchase displays and promotional products. These products are designed and manufactured to customers' requirements. We provide a variety of custom services, including art direction, digital and conventional design, layout, illustration, photography and production.

      Envelopes. Primarily serving customers in Northeast United States, we offer a complete line of conventional and specialty envelopes for applications such as billing, credit card solicitations, annual reports, proxy solicitations, direct mail and airline tickets. Our envelopes are of varying sizes and specialized materials, with constructions including wallet flap, flat mailer, safety fold, peel and seal, clasp, button and string, window, expansion and continuous. We customize dimensions, materials, construction and graphics to customers' specific requirements.

      Custom Documents. We offer a complete line of custom and stock documents, such as invoices, purchase orders, money orders and bank drafts. These documents may be fan-folded, roll-fed, snap-apart or cut-sheet, and are manufactured to specification with respect to content, size, plies, paper and inks.

      Direct Mail. Our direct mail operations are equipped to handle the design, management and letter shop needs of individual direct mail projects and ongoing campaigns. Our capabilities include conventional and electronic pre-press, full web and sheet fed printing, data processing and laser printing, and extensive bindery and letter shop services.

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

      Print Management, Storage and Inventory Management Services. For many businesses, the costs of managing, storing and using printed products exceed their purchase price. We seek to control our customers' costs and improve efficiency by providing storage facilities and inventory management services that give our customers the on-line capability to order inventory and access information about current inventory levels. We deliver our on-line inventory management services through GetSmart(R), our proprietary computerized transaction and information system.

      The GetSmart(R) system provides transaction, reporting and control capabilities to our customers. Customers can access GetSmart(R) either off-line, through sales and customer support personnel, or on-line, through wide area network, dial-up, leased-line and Internet connections. We believe this array of delivery options makes GetSmart(R) attractive by automating many of the time-consuming steps of the procurement cycle, increasing productivity and reducing operating costs. Customers of every size and complexity also benefit by improved inventory controls and increased focus on core competencies.

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


Operations

      Sales. We sell products directly to end-users, as well as to distributors and brokers who then re-sell to end-users. We currently employ more than 800 sales representatives and customer service personnel in 286,000 square feet of office space throughout North America in 25 U.S. states, 6 Canadian provinces and Puerto Rico. A majority of our sales representatives are compensated primarily through commissions based on either product sales or gross margins.

      Distribution. Products purchased by our customers are either shipped directly to customers or held in inventory and shipped as requisitioned by customers. Finished goods we purchase from manufacturers and wholesalers are either shipped directly to customers by vendors, or shipped to, stored in, and shipped from one of our distribution centers. We lease all of our distribution centers and rent additional warehouse space as necessary. We employ approximately 300 distribution personnel. Products are transported from our suppliers and to our customers by UPS and other short-haul, regional, contract and custom carriers, as well as by air and ground courier services.

      Manufacturing. We operate approximately 650,000 square feet of manufacturing space in 3 U.S. states and 4 Canadian Provinces. These plants employ approximately 1,300 manufacturing personnel and utilize approximately 208 presses and other machines. Our broad line of conventional and specialty envelopes is manufactured in three plants located in New York and Pennsylvania. Our Canadian facilities produce documents, commercial print and labels throughout the country. Our commercial print and direct mail facilities are located in southern California. In addition, we operate a network of approximately 78,000 square feet of print-on-demand facilities, providing digital imaging and litho quick printing. We also operate several conventional and digital pre-press systems for converting text and graphics to film and plates prior to printing. Among these pre-press capabilities are several state-of-the-art digital systems which enhance overall production efficiency and provide high-process capabilities to customers.

      Purchasing. We purchase finished goods for resale to customers. In addition to our manufacturing facilities, we have more than 7,000 suppliers of finished goods, including, among the largest, Ennis Business Forms, Inc., Highland Computer Forms, Inc., Mail Computer Service, Inc., PrintXcel, Times Printing Co., Inc. and TST/Impesso, Inc.

      We also purchase raw materials such as paper stock, ink, stock envelopes, adhesives, plates, film, chemicals and cartons from a variety of manufacturers and resellers. These materials are purchased job-by-job or under contracts with terms of up to two years. Longer-term supply contracts generally specify services to be provided and may guarantee product availability, but typically reserve to vendors the right to adjust prices as required by market conditions. The largest suppliers of paper stock to us are Domtar, Inc., National Envelope Corp., Tri-State Envelope Corp., Unisource, Williamette Industries, Inc. and Weyerhauser.


Customers

      We have approximately 31,000 customers ranging in size from small businesses to Fortune 100 companies, including financial institutions, health care providers and insurers, and consumer product companies. Some of our significant customers include: ADP, the American Heart Association, Banco Popular, Bank of Montreal, Citigroup, Dollar General, Health Insurance Plan of NY, KB Toys, Kraft Foods and Shell Canada.

Competition

      Our industry is highly competitive and fragmented. Most of our competitors are small- to medium-sized document and forms distributors and diversified print management companies, as well as technology companies that have attempted to leverage their capabilities to provide a total outsourcing solution. Our manufacturing business competes against a number of large, diversified and financially stronger printing companies, as well as regional and local commercial printers, many of which are capable of competing with us in both volume and production quality. We view our principal competitors for certain of our product lines and geographic regions to include Moore Wallace Inc., Standard Register Co., the Relizon Company, Mail-Well, Inc., MeadWestvaco Corporation, Atlantic Envelope Co., Xerox Corp., Consolidated Graphics, Inc. and other smaller fragmented or regional competitors. Although we believe customers are price sensitive, we also believe that customer service and high quality products are important competitive factors. The main competitive factors in our markets are customer service, product quality, reliability, flexibility, technical capabilities and price.

Employees

      We currently have approximately 2,800 full-time and 100 part-time employees, including approximately 800 in sales and sales support and approximately 1,300 in print production. Approximately 24.4% of our approximately 1,700 U.S. and Puerto Rican employees and approximately 13.4% of our approximately 1,200 Canadian employees are represented by labor unions. As a general matter, we require our sales representatives to enter into employment agreements with non-competition covenants.


Intellectual Property

      We have 21 federally registered trademarks in the U.S. and 1 pending registration, and we have 45 federally registered trademarks in Canada and 2 pending registrations. We believe that our trademarks and other proprietary rights are material to the operations of our business. We regard our GetSmart(R) software as proprietary, and we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect these rights. We do not believe that any of our software, trademarks or other proprietary rights are being infringed by third parties, or that they infringe proprietary rights of third parties.


Environmental Regulations

      Our operations and real property are subject to United States and Canadian federal, state, provincial and local environmental laws and regulations, including those governing the use, storage, treatment, transportation and disposal of solid and hazardous materials, the emission or discharge of such materials into the environment, and the remediation of contamination associated with such disposal or emissions (the "Environmental Laws"). Certain of these laws and regulations may impose joint and several liability on lessees and owners or operators of facilities for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.

      Past and present business operations that are subject to the Environmental Laws include the use, storage, handling and contracting for recycling or disposal of hazardous and nonhazardous materials such as washes, inks, alcohol-based products, fountain solution, photographic fixer and developer solutions, machine and hydraulic oils, and solvents. We generate both hazardous and non-hazardous waste.

      Limited environmental investigations have been conducted at certain of our properties. Based on these investigations and all other available information, we believe that our current operations are in substantial compliance with the Environmental Laws. We are not aware of any liability under the Environmental Laws that we believe would have a material adverse effect on our business, financial condition or results of operations. No assurance can be given, however, that all potential environmental liabilities have been identified or that future uses, conditions or legal requirements (including, without limitation, those that may result from future acts or omissions or changes in applicable Environmental Laws) will not require material expenditures to maintain compliance or resolve potential liabilities.


Executive Officers

     Gary W. Ampulski, age 57, was hired as President and Chief Executive Officer in March 2003. From 2001 to 2002, Mr. Ampulski was President and Chief Executive Officer of TAB Products Company, a public company specializing in document management. From 2000 to 2001, Mr. Ampulski was President of Moore North America, Inc., the business forms and labels operating unit of Moore Corporation. From 1993 to 2000, Mr. Ampulski served as President of Moore's Business Communications Service Division. Mr. Ampulski has also held positions at Midwest Genesis, Bell & Howell, Delphax Systems, Exxon Enterprises and Xerox Corporation.

      Michael L. Schmickle, C.P.A., age 33, was appointed an Executive Vice President and our Chief Financial Officer, Treasurer and Secretary in April 2000 and has been with us since April 1998, previously serving as a Vice President and our Corporate Controller. From 1996 to April 1998, he served as an Assistant Controller of U.S. Office Products Company assigned to its Print Management Division, the predecessor to Workflow. Prior to that, Mr. Schmickle has also held positions at General Mills, Inc. as an internal auditor and at the accounting firm, Price Waterhouse LLP, a predecessor to PricewaterhouseCoopers LLP, as a senior auditor and Certified Public Accountant.

Risk Factors

      The terms of our amended credit facility require us to repay at least $50.0 million of debt by May 1, 2004 and to repay our remaining credit facility obligations by August 1, 2004. There can be no assurance that we will be able to satisfy these obligations.

     Under the terms of an amendment to our credit facility that we entered into with our senior lenders effective as of August 1, 2003, the due date for the $50 million term loan was extended from December 31, 2003 until May 1, 2004 and the due dates for another term loan and the revolving portion of the facility were accelerated to August 1, 2004. We are currently pursuing various strategic and refinancing alternatives that would allow us to repay our credit facility obligations by their respective due dates. However we do not have any written agreements or firm commitments with respect to any potential refinancing or similar transactions, nor do we anticipate generating operating cash flows that would allow us to repay these obligations directly. There can be no assurance that we will be able to repay our credit facility obligations by their respective due dates. In the event we are unable to do so, our lenders would have the right to declare our entire approximately $170 million credit facility in default and foreclose on our assets unless we obtained a waiver or amendment to the credit facility. As a result, the inability to repay our credit facility obligations would have a material adverse effect on our business, financial condition and results of operations.


     Under the terms of our amended credit facility, we have granted our lenders warrants to acquire up to 2.4 million shares of our common stock. These warrants could have a dilutive effect on our existing stockholders.

Under the terms our amended credit facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock, which would represent approximately 15.2% of our outstanding common stock if the warrants were exercised. The first warrant tranche, for 400,000 shares, becomes exercisable on December 31, 2003 unless, by November 30, 2003, we have delivered a plan that is acceptable to our lenders to repay all of our obligations under our credit facility. Additional warrant tranches of 400,000 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004, but only in the event there remains outstanding indebtedness under the credit facility on the date the tranche becomes exercisable. Each warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

      To the extent we are unable to refinance or otherwise repay our credit facility obligations by the dates on which the various warrant tranches become exercisable, our lenders will have the right to acquire shares of our common stock up to a maximum of 2.4 million shares. These warrants would have a dilutive impact on our existing stockholders to the extent that our lenders ever exercise the warrants at exercise prices that are less than the fair market value of our common stock on the date of exercise. Any dilutive impact, or potentially dilutive impact, of the warrants could adversely affect the market price of our common stock.


     In order to remain in compliance with our credit facility, we have breached our obligations to pay earn-outs under numerous purchase agreements for prior acquisitions. These breaches have had, and may continue to have, an adverse impact on our business.

      The terms of most of our purchase agreements for prior acquisitions require us to pay earn-outs to the former owners of the acquired businesses. In many cases, the earn-out recipients are employed by us and are critical to maintaining good relationships with some of our best customers. Under the terms of an amendment to our credit facility that we entered into with our senior lenders in January 2003, we were required to defer or otherwise not pay at least $4.0 million of earn-outs due in May 2003.

      Recipients of approximately $1.0 million of earn-out payments voluntarily agreed to accept subordinated notes due in 2005 in lieu of receiving a cash earn-out payment in May. However, many earn-out recipients were not willing to accept these notes. As a result, to remain in compliance with our credit facility, we were required to breach our earn-out obligations, or in one case deliver a short-term promissory note, with respect to individuals entitled to approximately $3.0 million in earn-out payments. Under the terms of an amendment to the credit facility that we entered into with our senior lenders on August 1, 2003, we were allowed to make certain earn-out payments that were previously required to be deferred. We believe that the earn-out breaches have had an adverse effect on the morale and productivity of some of our most important employees and this adverse effect may impact our operations on a long-term basis.


         We have previously announced that we are pursuing various strategic and refinancing alternatives, including a potential sale of the Company. Pursuing the sale of the Company or other strategic alternatives could have a disruptive effect on our employees and our relationships with our customers and suppliers, regardless of whether any transaction is consummated.

      As previously announced in two public press releases, our Board of Directors is pursuing various strategic and refinancing alternatives to address our credit facility obligations, including a potential sale of the Company. The inherent uncertainties surrounding our pursuit of strategic and refinancing alternatives, and in particular the uncertainties associated with the potential sale of the Company, could have disruptive effects on our employees and our relationships with our customers and suppliers. These disruptive effects could adversely impact our business, financial condition and results of operations.


         Depending on the strategic or refinancing alternatives we ultimately pursue to address our credit facility obligations, we may have to issue a significant amount of our equity to lenders and/or investors. Any such issuance of equity could have a significant dilutive impact on our existing stockholders.

      In order to address our credit facility obligations, we may be required to refinance all or a portion of our debt with equity and/or debt investments by third parties. Any such transactions could require that we issue lenders and/or investors a significant amount of our common stock or potentially shares of a newly created class of preferred stock. Any such issuance of common or preferred stock could have a significant dilutive impact on our existing stockholders and could adversely impact the market price of our common stock.


         Our credit facility subjects us to a number of financial covenants. If our financial results in future periods are not what we anticipate, we likely will breach one or more of these covenants. Any such breaches likely would have a material adverse impact on our business and financial condition.

      The terms of our credit facility require us to comply with certain financial covenants, including minimum liquidity and minimum EBITDA covenants. Based on our current business plans and prospects, we believe that we will be able to satisfy these covenants on an ongoing basis. However, in the event that our financial results in future periods are not what we anticipate, then we likely will breach one or more of these covenants. In the event of any such breaches, our lenders would have the right to declare our credit facility in default and foreclose on our assets unless we obtain waivers for the breaches. There can be no assurance that our lenders will provide waivers in the event we breach any covenants in future periods.

     Economic events and outside influences from world events have adversely affected us and could affect our business adversely in future periods.

     The U.S. economy has had an adverse effect on our sales and subsequent profit in recent periods and a continued lack of economic growth could affect our business adversely in future periods. Changes in economic conditions that affect customer buying patterns have an impact on our business. Additionally, world events such as the recent war in the Middle East, anthrax in the U.S. and SARS and Mad Cow disease in Canada have adversely impacted many of our operating units. There can be no assurances that events such as these will not impact our business negatively in the future.

     Thomas B. D'Agostino, Sr., a founder of the Company and former Chairman and Chief Executive Officer, and Thomas B. D'Agostino, Jr., former President of our Solutions Division, are no longer directors of, or employed by, the Company. Each of these individuals has the ability to compete against the Company if he desires. Any such competition could adversely impact our business.

     In March 2003, we terminated the employment of Thomas B. D'Agostino, Jr., the President of our Solutions Division, and he subsequently resigned as a director. In July 2003, Thomas B. D'Agostino, Sr. resigned as a director, officer and employee. Under the terms of their respective employment separations, each of these individuals is entitled to compete against the Company if he so desires. We believe that Mr. D'Agostino, Jr. has already begun some competitive activities within our industry.

     Both of these individuals have longstanding relationships with many of our key employees and key customers. In the event that either or both of these individuals choose to actively compete against the Company, there can be no assurance that any such competitive efforts will not adversely impact our business.

      Goodwill comprises a substantial percentage of our total assets.

     At April 30, 2003, goodwill totaled $109.5 million, or 33.2% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations accounted for under the purchase method. Following the May 2001 adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") we no longer amortize goodwill. However, we are required to annually evaluate goodwill for impairment. If goodwill becomes impaired, we would be required to write down the carrying value of the goodwill and incur a related, non-cash charge to our income. A reduction in net income resulting from the amortization or write down of goodwill could have a material and adverse impact upon the market price of our common stock.

     Based upon the SFAS No. 142 analyses performed at April 30, 2003, we recorded an impairment charge against goodwill of approximately $18.0 million.

     Our business depends on the demand for envelopes, printed advertising and printed business documents, and the availability of the Internet and other alternative media may adversely affect demand for these products.

     Our envelope printing and manufacturing business is highly dependent upon the demand for envelopes sent through the mail. Such demand comes from utility companies, banks and other financial institutions, among others. Our printing business also depends upon demand for printed advertising and business documents. Usage of the Internet and other electronic media continues to grow. Consumers use these media to purchase goods and services, and for other purposes, such as paying utility and credit card bills. Advertisers use them for targeted campaigns directed at specific electronic user groups. Large and small businesses use electronic media to conduct business, send invoices and collect bills. We expect the demand for envelopes and other printed materials for these purposes to decline. The acceleration of the trend towards electronic media, such as the Internet and other alternative media, could cause a decrease in the demand for our products, which would have an adverse effect on our business, financial condition and results of operations.


     The printing business does not generally use long-term agreements so repeat business is not assured.

      The printing industry in which we compete is generally characterized by individual orders from customers or short-term contracts. Most of our customers are not contractually obligated to purchase products or services from us. Most customer orders are for specific printing jobs and repeat business largely depends on our customers' satisfaction with the work we do. Although our business is not dependent upon any one customer or group of customers, we cannot be sure that any particular customer will continue to do business with us for any period of time. In addition, the timing of particular jobs or types of jobs at particular times of year may cause fluctuations in the operating results of our various printing operations in any given quarter.

     Because the overall printing industry is highly competitive and has not grown significantly over the last several years, it may be difficult for us to grow our sales or even maintain historical levels of our sales of printed business documents.

      We have depended heavily on sales of printed business documents, which accounted for approximately 24.2% of our revenues in Fiscal 2003. However, the overall printed document industry has not grown in the last few years due to general economic conditions. In addition, the printed document industry historically has been affected by general economic and industry cycles that have materially and adversely affected print distributors and print manufacturers. Accordingly, for us to continue to experience growth in printed document sales, we must increase our market share and individual customer share and respond to changes in demand in this segment of our industry.

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

      Historically, increases in postal rates, relative to changes in the cost of alternative delivery means and/or advertising media, have resulted in temporary reductions in the growth rate of mail sent, including direct mail, which is a significant portion of our envelope volume. We cannot be sure that direct mail marketers will not reduce their volume as a result of any postal rate increases. Because postal rate increases are outside our control, we can provide no assurance that future increases in postal rates will not have a negative effect on the level of mail sent, or the volume of envelopes purchased. In such event, we would expect to experience a decrease in cash flow and profitability.


     An adverse change in our labor relations could adversely affect our business.

      As of April 30, 2003, we had approximately 2,800 full-time employees, of whom approximately 556 or 21.9% were members of various local labor unions. If unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. A lengthy strike could result in a material decrease in our cash flow and profitability.


     Increases in the cost of paper or other raw materials may result in decreased demand for our products and a decrease in profits.

      In Fiscal 2003, the cost of paper represented approximately 28% of our cost of revenues. Increases in paper costs could have a material adverse effect on our business. We cannot be certain that we will be able to pass on future increases in the cost of paper to our customers. Moreover, rising paper costs and their consequent impact on our pricing could lead to a decrease in our volume of products sold. The overall paper market is beyond our control, and as a result, we cannot be certain that future paper price increases will not result in decreased volumes and decreased cash flow and profitability.

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

      Our success and ability to compete depends in part upon our proprietary technology, trademarks and copyrights. We regard the software underlying our GetSmart(R) system as proprietary, and rely primarily on trade secrets, copyright and trademark law to protect these proprietary rights. We have registered some of our trademarks, but have no patents issued or applications pending. Existing trade secrets and copyright laws afford us only limited protection. Unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. Policing unauthorized use of our software is difficult. We generally enter into confidentiality and assignment agreements with our employees and generally control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our services or technology without authorization, or to develop similar services or technology independently. We are not aware that any of our software, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future. Any such claims, with or without merit, can be time-consuming and expensive to defend and may require us to enter into royalty or licensing agreements or cease the alleged infringing activities.


      There are risks associated with our Canadian operations.

      We have significant operations in Canada. Revenues from our Canadian operations accounted for approximately 21.9% of Fiscal 2003 revenues. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. We are also subject to risks associated with the imposition of protective legislation and regulations, including those resulting from trade or foreign policy. In addition, because of our Canadian operations, significant revenues and expenses are denominated in Canadian dollars. Changes in exchange rates may have a significant effect on our cash flow and profitability.


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

Item 2.  Properties

      The following table sets forth certain information about our executive offices and our principal manufacturing, printing and distribution facilities.

                                                                                        Approximate                    Lease
                                   Function and Location                              Square Footage     Title      Expiration
                                   ---------------------                              --------------     -----      -----------
       Executive Office:
              Palm Beach, Florida.................................................          5,000        Leased        2004
       Principal Manufacturing, Printing
            and Distribution Facilities:
              Brampton, Ontario...................................................        267,000        Leased        2018
              Mt. Pocono, Pennsylvania............................................        216,000        Leased        2021
              Ontario, California.................................................        142,404        Leased        2012
              Mesquite, Texas.....................................................        100,000        Leased        2005
              Granby, Quebec......................................................         99,800        Leased        2021
              Hanover Park, Illinois..............................................         93,895        Leased        2005
              Springfield, Massachusetts..........................................         90,000        Leased        2005
              Edmonton, Alberta...................................................         81,300        Leased        2006
              New York, New York..................................................         75,800        Leased        2005
              Conyers, Georgia....................................................         74,000        Leased        2005
              Topeka, Kansas......................................................         71,300        Leased        2005
              Calgary, Alberta....................................................         65,131        Leased        2014
              New York, New York..................................................         64,200        Leased        2005
              Santa Ana, California...............................................         62,000        Leased        2009
              Mississauga, Ontario................................................         60,000        Leased        2004
              Long Island City, New York..........................................         60,000        Leased        2005
              Calgary, Alberta....................................................         59,450        Leased        2004
              Cranbury, New Jersey................................................         55,000        Leased        2005
              Bayamon, Puerto Rico................................................         48,200        Leased        2005
              Dorval, Quebec......................................................         42,457        Leased        2021
              Irvine, California..................................................         32,000        Leased        2003
              Norfolk, Virginia...................................................         31,663        Leased        2008
              Regina, Saskatchewan................................................         30,500        Leased        2006
              Hazelwood, Missouri.................................................         24,000        Leased        2005
              New York, New York..................................................         22,000        Leased        2005
              Nashville, Tennessee................................................         21,000        Leased        2003
              Vancouver, British Columbia.........................................         20,743        Leased        2008
              Vista, California...................................................         19,651        Leased        2003
              Calgary, Alberta....................................................         19,200        Leased        2004


      In addition to those facilities identified above, we lease other manufacturing facilities, distribution centers, print-on-demand centers and sales offices across North America. We do not own any of the real property utilized in our business.

      We believe that our properties are adequate to support our operations for the foreseeable future and that the majority of our lease space that matures in 2003 will be renewed. However, in some instances, consolidation of properties may occur.


Item 3.  Legal Proceedings

      Other than those matters described below and certain other legal proceedings arising from the ordinary course of business, there is no litigation pending or threatened against us. The following is a summary of certain legal proceedings to which we are a party:

      Sarbanes-Oxley Retaliation Charge

     In March 2003, we terminated the employment of Thomas B. D'Agostino, Jr., President of our Solutions Division. Mr. D'Agostino, Jr. subsequently resigned as a director. On June 16, 2003, we received notice of a claim by Mr. D'Agostino, Jr. of retaliation under Section 806 of the Sarbanes-Oxley Act of 2002. In this claim, Mr. D'Agostino, Jr. alleges that the Company denied him a retention bonus and a performance bonus and retaliated against him in response to his expression of concerns regarding information we provided our senior lenders in negotiations to restructure our credit facility. Mr. D'Agostino, Jr., is seeking all relief available to him under the Sarbanes-Oxley Act, including, but not limited to, back pay, front pay and reasonable attorneys' fees. The Company denies any retaliatory conduct and is vigorously defending the charge. The Department of Labor investigator recently dismissed the complaint against the Company. However, Mr. D'Agostino, Jr. has the right to have the matter heard before a Department of Labor Administrative Law Judge.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters; Equity Compensation Plan Information

      Shares of our common stock trade on the Nasdaq National Market ("Nasdaq") under the symbol "WORK." The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods listed.

      For the fiscal years ended April 30, 2003 and April 30, 2002:

                                                            Fiscal 2003                                 Fiscal 2002
                                                     ---------------------------                 --------------------------
                                                         High              Low                       High              Low
                                                     ----------        ---------                 ---------         --------
         First Quarter                               $     4.20          $  2.72                   $ 7.75           $  5.56
         Second Quarter                                    3.60             1.41                     5.84              2.91
         Third Quarter                                     4.03             1.80                     5.85              2.47
         Fourth Quarter                                    4.20             2.51                     6.22              2.70


      On April 30, 2003, we had approximately 3,100 shareholders of record. We have never declared or paid any cash dividends and do not anticipate declaring and paying cash dividends on our common stock in the foreseeable future. The decision whether to apply any legally available funds to the payment of dividends on our common stock will be made by our Board of Directors from time to time in the exercise of its business judgment, taking into account our financial condition, results of operations, existing and proposed commitments for use of our funds and other relevant factors. In addition, our credit agreement with our senior lenders expressly prohibits the payment of any cash dividends on our common stock without our lenders' prior consent.


                                              Equity Compensation Plan Information

                                                (a)                              (b)                             (c)
----------------------------------------- ----------------------------- ---------------------------- -----------------------------
Plan                                      Number of securities to be    Weighted-average exercise    Number of securities
                                          issued upon exercise of       price of outstanding         remaining available for
                                          outstanding options,          options, warrants and        future issuance under
                                          warrants and rights           rights                       equity compensation plan
                                                                                                     (excluding securities
                                                                                                     reflected in column (a))
----------------------------------------- ----------------------------- ---------------------------- -----------------------------

Equity  compensation  plans  approved by          4,114,484(1)                     $9.47                      86,115(2)
security holders
----------------------------------------- ----------------------------- ---------------------------- -----------------------------
Equity  compensation  plans not approved              --                            --                           --
by security holders
----------------------------------------- ----------------------------- ---------------------------- -----------------------------
Total                                             4,114,484(1)                     $9.47                      86,115(2)
----------------------------------------- ----------------------------- ---------------------------- -----------------------------


(1) Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to our 1998 Stock Incentive Plan. Does not include 413,885 shares of common stock previously issued pursuant to our employee stock purchase plan.

(2) Represents shares available for future issuance under our employee stock purchase plan.


Item 6.  Selected Financial Data

      The historical Selected Financial Data for the fiscal years ended April 30, 2003, 2002 and 2001 ("Fiscal 2003", "Fiscal 2002" and "Fiscal 2001",
respectively) and the Balance Sheet Data at April 30, 2003 and 2002 have been derived from our consolidated financial statements that have been audited and are included elsewhere in this Form 10-K. The historical Selected Financial Data for the fiscal years ended April 30, 2000 and April 24, 1999 ("Fiscal 2000" and "Fiscal 1999", respectively) and the Balance Sheet Data at April 30, 2001 and 2000 and April 24, 1999 have been derived from audited consolidated financial statements not included elsewhere in this Form 10-K.

      During Fiscal 2000, our Board of Directors approved changing our fiscal year-end date from the last Saturday in April to April 30th of each year. As a result of this change, Fiscal 2003, Fiscal 2002, Fiscal 2001, Fiscal 2000 and Fiscal 1999 were comprised of 365, 365, 365, 372 and 364 days, respectively.

      The Selected Financial Data provided herein should be read in conjunction with our historical financial statements, including the notes thereto, and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                           SELECTED FINANCIAL DATA (1)
                      (In thousands, except per share data)

                                                                          Fiscal
                                        ---------------------------------------------------------------------------
                                             2003            2002           2001           2000           1999
                                        -------------  --------------  -------------  -------------  --------------
Statement of Operations Data:
Revenues..............................  $     622,717  $      618,956  $     582,503  $     521,525  $      389,137
Cost of revenues......................        450,576         446,229        413,826        368,482         277,581
                                        -------------  --------------  -------------  -------------  --------------
       Gross profit...................        172,141         172,727        168,677        153,043         111,556

Selling, general and administrative
  expenses............................        142,781         144,074        137,508        114,758          86,096
Amortization expense (2)..............             99             100          2,504          1,994             753
Restructuring costs...................          3,426                          8,092          1,467
Goodwill impairment...................         17,996
Asset write-downs.....................          2,706
Uncollectible notes receivable........            681
Severance and other employment costs..          4,025
Abandoned public offering costs.......                                         1,677
Strategic restructuring plan costs....                                                                        3,818
                                        -------------  --------------  -------------  -------------  --------------
       Operating income...............            427          28,553         18,896         34,824          20,889

Other (income) expense:
   Interest expense...................         19,825          13,540         14,380         10,903           5,106
   Interest income....................           (387)           (813)          (761)          (365)           (171)
   Loss on ineffective
    interest rate hedge                         5,990
   Financing fees and other
    bank related costs................          3,493
   Abandoned debt offering costs......          1,755
   Gain on sale of securities.........                                                      (15,826)
   Loss on sale of subsidiary.........            228                                           318
   Other..............................           (113)            542           (459)          (247)           (167)
                                        -------------  --------------  -------------  -------------  --------------
(Loss) income from continuing
 operations before (benefit)
 provision for income taxes
 and extraordinary items..............        (30,364)         15,284          5,736         40,041          16,121
(Benefit) provision for income taxes..           (945)          6,429          2,404         16,790           7,221
                                        -------------  --------------  -------------  -------------  --------------
(Loss) income from
 continuing operations................
  before extraordinary items..........        (29,419)          8,855          3,332         23,251           8,900
                                        -------------  --------------  -------------  -------------  --------------

Discontinued operations:
   (Loss) income from discontinued
     operations - including loss on
     write-down of assets of $16,210 in
     Fiscal 2003......................        (16,486)            589            634          2,310             332
(Benefit) provision for income taxes..         (5,976)            247            273            997             143
                                        -------------  --------------  -------------  -------------  --------------

(Loss) income from
 discontinued operations..............        (10,510)            342            361          1,313             189

(Loss) income before
  extraordinary items.................        (39,929)          9,197          3,693         24,564           9,089
Extraordinary items--losses on
  early terminations of debt,
  net of income taxes of $47
  and $1,023, respectively (3)........                                            64          1,413
                                        --------------  -------------   -------------  ------------  --------------

Net (loss) income.....................  $     (39,929) $        9,197  $       3,629  $      23,151  $        9,089
                                        =============  ==============  =============  =============  ==============




Net (loss) income per share:
   Basic:
     (Loss) income from continuing
      operations before extraordinary
        items                          $        (2.23)  $        0.68  $        0.26  $        1.83  $         0.63
     (Loss) income from discontinued
      operations......................          (0.79)           0.02           0.03           0.10            0.02
     Extraordinary items..............                                         (0.01)         (0.11)
                                        -------------  --------------  -------------   ------------   -------------
     Net (loss) income................  $       (3.02)  $        0.70  $        0.28  $        1.82  $         0.65
                                        =============  ==============  =============   ============  ==============

Diluted:
     (Loss) income from continuing
      operations before extraordinary
       items                            $       (2.23)  $        0.68  $        0.25  $        1.67  $         0.63
     (Loss) income from discontinued
      operations......................          (0.79)           0.02           0.03           0.09            0.01
     Extraordinary items..............                                         (0.00)         (0.10)
                                        -------------  --------------  -------------   ------------  --------------
     Net (loss) income................  $       (3.02) $         0.70  $        0.28  $        1.66  $         0.64
                                        ============   ==============  =============  =============  ==============

Weighted average shares outstanding:
   Basic..............................         13,222          13,053         12,934         12,695          14,077
   Diluted............................         13,222          13,101         13,131         13,910          14,139



                                             April 30,      April 30,       April 30,      April 30,      April 24,
                                                2003            2002           2001           2000           1999
                                        -------------  --------------  -------------  -------------  --------------
Balance Sheet Data:

Working capital (deficit) (4).........  $      80,621  $     (73,770)  $      91,991  $      69,972  $       65,224
Total assets..........................        329,877         358,199        352,001        331,712         236,614
Long-term debt, less current portion..        165,898           1,500        175,331        144,874         111,359
Total liabilities.....................        262,011         261,417        262,248        241,790         173,389
Stockholders' equity..................         67,866          96,782         89,753         89,922          63,225



(1) The financial information of twenty-nine companies acquired by us in business combinations accounted for under the purchase method is included from the dates of their respective acquisitions. See "Note 4 - Business Combinations" of our Notes to Consolidated Financial Statements for additional information.

(2) Effective May 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, we discontinued the amortization of goodwill. Had SFAS No. 142 been in effect for all periods presented, our operating income would have been $21,396, $36,766 and $21,642 and our net income would have been $5,079, $24,277 and $9,503 for Fiscal 2001, Fiscal 2000 and Fiscal 1999,
      respectively.

(3) The extraordinary items for Fiscal 2001 and Fiscal 2000 represent the losses associated with the early terminations of credit facilities and subordinated debt, net of the related income tax benefits.

(4) As required under Generally Accepted Accounting Principles ("GAAP"), the working capital deficit at April 30, 2002 includes the full $157,150 outstanding under our then existing credit facility as of that date. As a result of a breach of a leverage covenant in our credit facility during the quarter ended April 30, 2002, we entered into a waiver with our senior lenders which provided for certain amendments to the credit facility and an agreement in principle with the lenders to enter into an amended credit facility if we were unable able to obtain alternative financing or otherwise generate cash to reduce borrowings on our then existing credit facility. Because we had not yet reached definitive agreement with our lenders regarding all of the specific terms and conditions that would be contained in the amended credit facility at April 30, 2002, the credit facility was classified as short-term debt under GAAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Background and Introduction

      We are one of the largest distributors of printed business products in North America, and we are also a leading provider of end-to-end business management outsourcing solutions that allow our customers to control all of their print related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We provide our customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products and we also produce custom business documents, envelopes, direct mail and commercial printing. We operate in approximately 89 facilities and utilize 650,000 square feet for manufacturing, 574,000 square feet for distribution, 523,000 square feet for warehousing, 78,000 square feet for print-on-demand and 427,000 square feet for sales and administrative offices throughout North America.

      As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2003", "Fiscal 2002" and "Fiscal 2001" refer to our fiscal years ended April 30, 2003, 2002 and 2001, respectively.

      The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Form 10-K.



Results of Operations

Our results of operations as a percentage of revenues for the periods indicated were as follows:

                                                                                      Fiscal
                                                                     -------------------------------------------
                                                                         2003           2002            2001
                                                                     -------------  -------------  -------------

Revenues.........................................................         100.0%          100.0%         100.0%
Cost of revenues.................................................          72.4            72.1           71.0
                                                                     ----------     -----------         ------
       Gross profit..............................................          27.6            27.9           29.0

Selling, general and administrative expenses.....................          22.9            23.2           23.6
Amortization expenses............................................           0.0             0.1            0.5
Restructuring costs..............................................           0.6                            1.4
Goodwill impairment..............................................           2.9
Asset write-downs................................................           0.4
Uncollectible notes receivable...................................           0.1
Severance and other employment costs.............................           0.6
Abandoned public offering costs..................................                                          0.3
                                                                     -----------    -----------    -----------
       Operating income..........................................           0.1             4.6            3.2

Other (income) expense:
   Interest expense, net.........................................           3.1             2.1            2.3
   Loss on ineffective interest rate hedge.......................           1.0
   Financing fees and other bank related costs...................           0.6
   Abandoned debt offering costs.................................           0.3
   Loss on sale of subsidiary....................................           0.0
   Other.........................................................          (0.0)            0.1           (0.1)
                                                                     ----------     -----------   ------------
(Loss) income from continuing operations
  before (benefit) provision for income taxes and extraordinary item       (4.9)            2.4            1.0
(Benefit) provision for income taxes.............................          (0.2)            1.0            0.4
                                                                     -----------    -----------   ------------
(Loss) income from continuing operations before extraordinary item         (4.7)            1.4            0.6

Discontinued operations:
   (Loss) income from discontinued operations - including loss on
     write-down of assets of $16,210 in Fiscal 2003..............          (2.7)            0.1            0.0
   (Benefit) provision for income taxes..........................          (1.0)            0.0            0.0
                                                                     ----------     -----------   ------------
(Loss) income from discontinued operations.......................          (1.7)            0.1            0.0

(Loss) income before extraordinary item..........................          (6.4)            1.5            0.6
Extraordinary item--loss on early termination of debt,
  net of income taxes............................................                                          0.0
                                                                     -----------    -----------    -----------
Net (loss) income................................................          (6.4)           1.5%            0.6%
                                                                     ==========     ===========    ===========

Results of Domestic versus Foreign Operations

Our results of domestic versus foreign continuing operations were as follows (in thousands):


                                       Fiscal 2003                     Fiscal 2002                   Fiscal 2001
                             ---------------------------------  --------------------------------------------------------------

                               Domestic  Foreign     Total      Domestic  Foreign     Total    Domestic    Foreign     Total
                             ---------- ----------  --------    --------  -------     -----    --------    -------     ------

Statement of Operations Data:
Revenues...................  $ 476,072  $ 146,645  $ 622,717  $ 476,376  $ 142,580  $ 618,956  $ 428,051  $ 154,452  $ 582,503
Gross profit...............    133,332     38,809    172,141    132,493     40,234    172,727    126,713     41,964    168,677

Selling, general and administrative
  expenses(1)..............    117,410     25,470    142,880    119,113     25,061    144,174    113,256     26,756    140,012
Other operating expense(2).     27,229      1,605     28,834                                       9,027        742      9,769
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating income...........    (11,307)    11,734        427     13,380     15,173     28,553      4,430     14,466     18,896

Interest expense, net......     19,348         90     19,438     12,450        277     12,727     12,584      1,035     13,619
Other non-operating expense(3)  11,462       (109)    11,353        585        (43)       542       (415)       (44)      (459)

(Loss) income from continuing
 operations before (benefit)
  provision for income taxes =========  =========  =========  =========   ========  =========  =========  =========  =========
  and extraordinary item.....  (42,117)    11,753    (30,364)       345     14,939     15,284     (7,739)    13,475      5,736
(Benefit) provision for
  income taxes.............     (5,330)     4,385       (945)       908      5,521      6,429     (2,685)     5,089      2,404
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
(Loss) income from continuing
  operations before extraordinary
  item ....................  $ (36,787) $   7,368  $ (29,419) $    (563) $   9,418  $   8,855  $  (5,054) $   8,386  $   3,332
                             =========   ========   ========   ========   ========   ========   ========   ========   ========


(1) The Company does not allocate domestic corporate overhead costs to its foreign operations. Domestic corporate overhead expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $5,088, $6,477 and $10,372, respectively.

(2) For domestic operations includes $1,821 in restructuring costs, a $17,996 goodwill impairment charge, $2,706 in other asset write-downs, $681 in a write-off  of  uncollectible  notes  and  $4,025  for  severance  and other employment costs for Fiscal 2003. For Fiscal 2001, includes $7,350 in restructuring costs and a $1,677 write-off of abandoned public offering costs. Foreign operations in Fiscal 2003 and Fiscal 2001 includes $1,605 and $742 in restructuring costs, respectively.

(3) For domestic operations includes $5,990 for the loss on ineffective interest rate hedge, $3,493 for financing fees and other bank related costs, $1,755 for abandoned debt offering costs, $228 loss on the sale of a subsidiary and other income of $4 for Fiscal 2003. For Fiscal 2002, includes other expense of $585. For Fiscal 2001, includes other income of $415.

Consolidated Results of Operations

Fiscal 2003 Compared to Fiscal 2002

      Revenues. Consolidated revenues increased 0.6%, from $619.0 million for Fiscal 2002, to $622.7 million for Fiscal 2003. Our consolidated revenues for Fiscal 2003 were relatively flat when compared to Fiscal 2002 reflecting softness in general economic conditions in the print industry. We believe we were able to maintain customer relations and historical volumes through increased emphasis on service and price concessions.

      International revenues increased 2.8%, from $142.6 million, or 23.0% of consolidated revenues, for Fiscal 2002, to $146.6 million, or 23.5% of consolidated revenues, for Fiscal 2003. The increase in international revenues was primarily due to an increase in currency exchange rates of the Canadian dollar against the U.S. dollar. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

      Gross Profit. Gross profit decreased 0.3%, from $172.7 million, or 27.9% of revenues, for Fiscal 2002, to $172.1 million, or 27.6% of revenues, for Fiscal 2003. This decrease in gross profit both in dollars and as a percentage of revenues was due to: (i) excess production capacity throughout the industry,
(ii) pricing pressures from competition, (iii) an overall decrease in manufacturing volumes within our commercial printing, direct mail and envelope operations and (iv) a $1.1 million non-cash write-off of envelope inventory that was deemed obsolete as we integrated certain of our envelope manufacturing facilities.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.9%, from $144.1 million, or 23.2% of revenues, for Fiscal 2002, to $142.8 million, or 22.9% of revenues, for Fiscal 2003. The decrease in selling, general and administrative expenses both in dollars and as a percentage of revenues was due to the realized cost savings and additional cost initiatives implemented during Fiscal 2002 and Fiscal 2003 in an attempt to mitigate the sluggish economy.

      Amortization Expenses. Amortization expenses remained consistent at $0.1 million for Fiscal 2002 and Fiscal 2003. We amortize intangible assets with a definite useful life such as covenants not to compete and customer lists. We did not amortize goodwill for Fiscal 2002 and Fiscal 2003 due to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which provided that goodwill and indefinite-lived intangible assets no longer be amortized.

      Restructuring Costs. During the year ended April 30, 2003, we expensed $3.4 million in restructuring costs associated with the implementation of our business plan approved by our Board of Directors and delivered to our senior lenders during Fiscal 2003. This business plan details significant cost cutting and integration objectives to improve our operating income and cash flows. The restructuring costs arose primarily from plant consolidations and employee terminations in our operations in Canada, New York and southern California.

      Goodwill Impairment. As required by SFAS No. 142, we completed our annual impairment review of goodwill and indefinite-lived intangible assets. As a result of an independent review and analysis, the expected future cash flows and valuation of our direct mail operation and commercial printing operations in southern California did not support the net carrying value of the related goodwill at the time of our valuation. Accordingly, a non-cash goodwill impairment charge of $18.0 million was recorded as a component of operating income in the accompanying Consolidated Statement of Operations for Fiscal 2003.

      Asset Write-downs. During the year ended April 30, 2003, we expensed $2.1 million in previously capitalized costs relating to software that has had its value impaired due to the implementation of our business plan and long-term strategic objectives. Additionally, we expensed $0.6 million relating to a guarantee on behalf of a vendor that is facing possible insolvency.

      Uncollectible Notes Receivable. During the year ended April 30, 2003, we reserved as uncollectible $0.7 million of notes receivable. We are pursuing collection of these notes, which are primarily represented by notes to former officers and a former director of the Company, through all legal remedies available to us.

      Severance and Other Employment Costs. During the year ended April 30, 2003, we expensed $4.0 million in severance and other employment costs relating to the termination of certain executive officers as we implement our strategic business plan. In addition, we incurred certain employee retention expenses and executive recruiting costs.

      Interest Expense, net. Interest expense, net of interest income, increased 52.7%, from $12.7 million for Fiscal 2002, to $19.4 million for Fiscal 2003. This increase in net interest expense was entirely due to the increase in our interest under our senior secured credit facility. The average interest rate was approximately 10.2% during Fiscal 2003 as compared to 6.1% during Fiscal 2002. See "Liquidity and Capital Resources" below.

      Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our credit facility was amended so that borrowings under that credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap underlying this debt became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. During the year ended April 30, 2003, we recorded $6.0 million for the subsequent change in the value of the Swap as a component of income.

      Financing Fees and Other Banking Related Costs. On January 15, 2003, we entered into a restructured senior secured credit facility with our lenders (the "Restructured Credit Facility"). During the year ended April 30, 2003, we expensed $2.2 million in connection with consultants and other professional fees incurred in the negotiation and consummation of the Restructured Credit Facility. In addition, we wrote-off $1.3 million in previously capitalized deferred costs relating to our prior credit facility.

      Abandoned Debt Offering Costs. During the year ended April 30, 2003, we incurred $1.8 million in expenses associated with a proposed private placement of senior secured notes which we abandoned due to the then prevailing market conditions.

      Loss on Sale of Subsidiary. During the year ended April 30, 2003, we reserved as potentially uncollectible $0.2 million in notes receivable obtained in conjunction with the historical sale of a certain subsidiary. The divestiture of the subsidiary occurred during Fiscal 2000 and, as part of the transaction, we received a note receivable from the acquiring entity. During Fiscal 2003, the divested entity defaulted on its obligations and collection of the notes is uncertain.

      Other (Income) Expense, net. Other expenses, net of other income decreased 121.1% from other expense of $0.5 million, for Fiscal 2002, to other income of $0.1 million, for Fiscal 2003. Other expenses primarily represents net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

      Income Taxes from Continuing Operations. Income taxes from continuing operations decreased from a provision of $6.4 million for Fiscal 2002, to a tax benefit of $0.9 million for Fiscal 2003, reflecting effective tax rates of 42.1% and 3.1%, respectively. During Fiscal 2002, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. The effective tax rate for Fiscal 2003 was less than the statutory rate primarily due to non-deductible goodwill and treating accumulated earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of our Canadian subsidiary's assets as part of our January 2003 debt restructuring.

      Discontinued Operations. During the year ended April 30, 2003, we committed to a plan to dispose of certain non-core businesses. We completed the sale of these non-core businesses effective July 2003 under our long-term business plan and strategic objectives. The net loss from discontinued operations in Fiscal 2003 of $10.5 million includes a write-down in assets of $10.3 million and a loss from operations of $0.2 million compared to net income from operations of $0.3 million in Fiscal 2002. The reason for the decrease in net income in Fiscal 2003 relates to softness in general economic conditions in the print industry.

Fiscal 2002 Compared to Fiscal 2001

      Revenues. Consolidated revenues increased 6.3%, from $582.5 million for Fiscal 2001, to $619.0 million for Fiscal 2002. This increase in our total revenues was primarily due to our business combinations consummated after April 30, 2000. Revenues for Fiscal 2001 and Fiscal 2002 include revenues from six companies and eight companies, respectively, acquired in business combinations accounted for under the purchase method (the "Purchased Companies") after the beginning of Fiscal 2001 for the period subsequent to their respective dates of acquisition.

      International revenues decreased 7.7%, from $154.5 million, or 26.5% of consolidated revenues, for Fiscal 2001, to $142.6 million, or 23.0% of consolidated revenues, for Fiscal 2002 due exclusively to a decline in the value of the Canadian dollar. International revenues consisted exclusively of revenues generated in Canada and Puerto Rico.

      Gross Profit. Gross profit increased 2.4%, from $168.7 million, or 29.0% of revenues, for Fiscal 2001, to $172.7 million, or 27.9% of revenues, for Fiscal 2002. The increase in gross profit was due to the Purchased Companies. As a percentage of revenues, gross profit decreased because the Purchased Companies generated gross profit at a lower percentage of revenues than was historically recognized by us and due to lower product margins as a result of a change in the revenue mix of products sold by us. Gross profit percentage was also adversely affected by pricing pressures and competition primarily for envelopes that we sell.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.8%, from $137.5 million, or 23.6% of revenues, for Fiscal 2001, to $144.1 million, or 23.2% of revenues, for Fiscal 2002. The increase in selling, general and administrative expenses was primarily due to the Purchased Companies, which was offset by a decline in costs to establish our iGetSmart.com, Inc. subsidiary, costs which were primarily incurred during Fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased during Fiscal 2002 primarily due to the significant cost savings associated with our restructuring plan implemented during the fourth quarter of Fiscal 2001 and other cost cutting initiatives implemented throughout Fiscal 2002.

      Amortization Expenses. Amortization expenses decreased 96.0%, from $2.5 million, or 0.5% of revenues, for Fiscal 2001, to $0.1 million, or 0.1% of revenues, for Fiscal 2002. This decline was entirely due to the adoption of SFAS No. 142 during Fiscal 2002, which ceased the amortization of goodwill.

      Restructuring Costs. During Fiscal 2001, we incurred expenses of approximately $8.1 million associated with our restructuring plan. The plan was implemented to consolidate our backroom functions into more centralized operations and to consolidate certain of our manufacturing facilities. The majority of our restructuring costs were related to the severance agreements for our employees affected under the restructuring plan and the closure and consolidation of certain of our facilities. In total, 100 employees were terminated under the Fiscal 2001 plan.

      Abandoned Public Offering Costs. During Fiscal 2001, we abandoned our effort for a tax free spin-off and subsequent public offering of our iGetSmart.com, Inc. subsidiary due to poor market conditions and expensed certain accounting, legal and consulting fees associated with the effort totaling $1.7 million.

      Interest Expense, net. Interest expense, net of interest income, decreased 6.5%, from $13.6 million for Fiscal 2001, to $12.7 million for Fiscal 2002. This decrease in net interest expense was primarily due to the decreased level of debt outstanding throughout Fiscal 2002.

      Other (Income) Expense, net. Other income decreased from $0.5 million in Fiscal 2001 to other expense of $0.5 million in Fiscal 2002. Other (income) expense, net includes the net gains and/or losses on sales of equipment and miscellaneous other income and expense items.

      Income Taxes from Continuing Operations. Provision for income taxes from continuing operations increased 167.4% from $2.4 million for Fiscal 2001 to $6.4 million for Fiscal 2002, reflecting an effective income tax rate of 41.9% and 42.1%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate, plus appropriate state and local taxes. In addition, the effective tax rate for Fiscal 2001 was increased to reflect the incurrence of non-deductible goodwill amortization expense resulting from the acquisitions of certain of the Purchased Companies.

       Discontinued Operations. Net income from discontinued operations was $0.3 million in Fiscal 2002 compared to $0.4 million in Fiscal 2001.

Liquidity and Capital Resources

      At April 30, 2003, we had working capital of $80.6 million. Our capitalization, defined as the sum of long-term debt and stockholders' equity, at April 30, 2003 was approximately $233.8 million.

      We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our existing credit facility. Cash at April 30, 2003, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the year and cash in Canada that had not been repatriated.

      Consistent with our capital expenditures incurred during Fiscal 2003, our anticipated capital expenditures budget for the next twelve months is approximately $6.0 million. We anticipate that these capital expenditures primarily will be equipment purchases, leasehold improvements and related costs we expect to incur in connection with the integration of certain operations.

      During Fiscal 2003, net cash provided by operating activities was $10.0 million. Net cash used in investing activities was $9.5 million, including $7.7 million used for additional purchase consideration, $0.9 million used for additional costs relating to previously acquired companies and $5.8 million used for capital expenditures, which was partially offset by the net proceeds of $4.8 million received from the collection of notes receivable. Net cash used by financing activities was $1.0 million, which was mainly comprised of $8.0 million in net borrowing on our credit facility which was partially offset by $0.1 million in payments of short-term debt, $3.8 million in payments to secure obligations outstanding under our credit facility, $3.3 million in payments on cash settlement of the ineffective interest rate hedge, $1.8 million in payment of abandoned debt offering costs and $0.6 million in payments of other long-term debt.

      During Fiscal 2002, net cash provided by operating activities was $35.1 million. Net cash used in investing activities was $15.3 million, including $17.8 million used for acquisitions and additional purchase consideration, $10.3 million used for capital expenditures which was partially offset by $9.1 million received for the sale-leaseback transaction, $2.5 million received from the collection of notes receivable and $0.9 million received on assets held for sale. Net cash used by financing activities was $16.7 million, which was mainly comprised of $14.2 million in net payments on our credit facility and $2.4 million in payments of other long-term debt.

      During Fiscal 2001, net cash provided by operating activities was $7.8 million. Net cash used in investing activities was $25.9 million, including $30.0 million used for acquisitions and additional purchase consideration and $6.6 million used for capital expenditures, which was partially offset by proceeds of $9.8 million for the sale of net assets held for sale and $2.5 million for the collection of a note receivable for the sale of a subsidiary. Net cash provided by financing activities was $17.4 million, comprised mainly of the net borrowings on our credit facility of $36.2 million, which was partially offset by $10.5 million and $4.9 million used for the payments of short-term debt and subordinated related party debt, respectively.

      We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 21.9% of our total revenues for Fiscal 2003. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates and trade or foreign policy may have a significant effect on our business, financial condition and results of operations.

      On January 15, 2003, we entered into a restructured senior secured credit facility with our lenders (the "Restructured Credit Facility") totaling approximately $180.0 million and comprised of three separate tranches. At April 30, 2003, the blended annual interest rate on the Restructured Credit Facility was approximately 9.0%. During the year ended April 30, 2003, we incurred $18.8 million in interest expense relating to our previous credit facility and the Restructured Credit Facility. The outstanding balances (in millions) on the Restructured Credit Facility at April 30, 2003 were as follows:


                                        Maximum               Amount         Applicable
                                     Availability          Outstanding       Interest Rate
         Revolver                   $       100.0         $       92.1       LIBOR + 5%
         Term Loan A                         23.0                 23.0       LIBOR + 8%
         Term Loan B                         50.0                 50.0       11%, 12%, 13% & 14% for each
                                                                               calendar quarter of 2003
                                    -------------         ------------
                                    $       173.0        $       165.1
                                    =============         ============


      Effective August 1, 2003 we entered into an amendment to the Restructured Credit Facility (the "Amended Restructured Credit Facility") with our senior lenders. The following discussion reflects the terms of this amendment.

     At April 30, 2003, we had exceeded certain covenants in the Restructured Credit Facility that limited capital expenditures and the incurrence of restructuring costs. As part of the Amended Restructured Credit Facility, our senior lenders waived these defaults. The Amended Restructured Credit Facility also modified the calculation of EBITDA for credit facility covenant purposes to exclude the impact of goodwill impairment and the results of discontinued operations and amended certain financial covenants for future periods in a manner consistent with our current business plan and forecasts.

     The tranches of debt under the Amended Restructured Credit Facility consist of: (i) an approximately $100.0 million in availability asset-based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) an approximately $16.8 million senior term loan (the "Term Loan A"); and (iii) a $50.0 million senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on August 1, 2004. Term Loan B matures on May 1, 2004. The Revolver contains advance rates of 85% of our eligible accounts receivable, 60% of our eligible inventories (until February 1, 2004 at which time it reduces to 50%) and $10.0 million against our fixed assets. Under the Amended Restructured Credit Facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock. The first warrant tranche, for 400,000 shares, becomes exercisable on December 31, 2003 unless we have delivered a plan that is acceptable to our lenders to repay all of our obligations under the Restructured Credit Facility by November 30, 2003. Additional warrant tranches of 400,000 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004 but only in the event there remains outstanding indebtedness under the credit facility on the date the tranche becomes exercisable. Each 400,000 share warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

      Including $3.3 million in outstanding letters of credit, our availability under the Amended Restructured Credit Facility at August 4, 2003 was $5.9 million. As of August 1, 2003, we had $158.6 million outstanding on the Amended Restructured Credit Facility in addition to $3.3 million in outstanding letters of credit.

      As noted above, the $50.0 million Term Loan B portion of the Amended Restructured Credit Facility matures on May 1, 2004 and Term Loan A and the Revolver mature on August 1, 2004. We are currently pursuing various strategic and refinancing alternatives that would allow us to repay the components of our credit facility debt by their respective due dates. However, we do not have any written agreements or firm commitments with respect to any potential refinancing or similar transactions, nor do we anticipate generating operating cash flows that would allow us to repay these obligations directly. There can be no assurance that we will be able to repay the Amended Restructured Credit Facility by its due date. In the event we are not able to do so, we will be in default with our lenders under the Amended Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such default would include the right to foreclose on our assets. As noted elsewhere in this Form 10-K, we and our financial advisors are actively pursuing strategic and refinancing alternatives to address our credit facility obligations.

      In addition, the Amended Restructured Credit Facility contains a number of other affirmative covenants related to our business with which we must comply. These covenants include, but are not limited to, the requirements that (i) we meet certain liquidity tests before making any earn-out payments as a result of our prior acquisitions and (ii) we meet certain leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA thresholds on an ongoing basis. There can be no assurance that we will be able to satisfy all or any of these covenants. Any failure to satisfy these covenants (or any other covenants) would constitute a default under the Amended Restructured Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations and our lenders' remedies upon such a default would include the right to foreclose on our assets.

      To reduce our leverage, we entered into a sale-leaseback transaction involving five of our owned buildings during Fiscal 2002. The properties were sold to a third party owned by former Workflow employees. Mr. D'Agostino, Sr., our former Chairman, President and Chief Executive Officer, personally guaranteed the third party's financing and we had a right to repurchase the property so long as Mr. D'Agostino's guaranty remained outstanding. The guaranty and repurchase options were released and expired, respectively, during Fiscal 2002. We also guaranteed our leases on the properties. Net cash proceeds to us after taxes and fees associated with this transaction were approximately $6.7 million. The entire net proceeds were used to pay down debt outstanding under our credit facility.

      In May 2001, we entered into an interest rate swap agreement to manage interest rate risk on the variable rate borrowings under our then existing credit facility. As of April 30, 2003, the swap was recorded at $4.3 million, which represents the amount which we would have paid to settle the swap at that date. If we repay the amounts outstanding under the Restructured Credit Facility with proceeds from any alternate financing, we will be required to settle the swap at the fair value as of that date. We anticipate using a portion of the proceeds from any such financing to make this payment. This charge would be included in other income (expense) in the Consolidated Statement of Operations.

      We historically have grown significantly through acquisitions. However, we began to implement a new strategic business plan in Fiscal 2003. Under our new strategic plan, we have focused on (i) integrating our existing core operations to improve profitability and (ii) divesting non-core operations to pay down debt. We did not consummate any acquisitions in Fiscal 2003 and we do not anticipate pursuing or consummating acquisitions in the near future.

     As previously announced in two separate public press releases, we have been contacted by various third parties who have expressed a desire to explore transactions ranging from investments in us to an acquisition of our business. In light of these inquiries, our Board of Directors and the financial advisor to us and the Board's Special Committee, Jefferies & Company, Inc., are exploring a number of potential strategic alternatives to improve our capital structure, including a potential recapitalization or sale of our business. The Special Committee has directed Jefferies & Company to vigorously explore available alternatives and to actively engage in discussions with interested third parties. However, we are not a party to any written agreements with any third parties regarding these potential transactions nor are we negotiating any specific transaction terms with any particular third party at this time. There can be no assurance that any transaction will occur, and, if any transaction occurs, what the structure or terms of such transaction would be. Unless otherwise required by applicable securities laws, we do not expect to make any further public announcements regarding any potential transactions.


The following table summarizes our cash obligations as of April 30, 2003:

                                                                                 Payments Due by Period (in millions)
                                                                       -------------------------------------------------------------
                                                                              Less than      Years        Years        More than
                                                                    Total      one year      2 and 3      4 and 5      5 Years
                                                                -----------  -----------  -----------   -----------  ------------

Short-term debt.............................................    $       0.7  $       0.7  $             $            $
Long-term debt, including capital leases....................          165.9                     165.9
Operating leases............................................           94.9         16.0         25.2          17.7         36.0
Estimated earn-out provisions...............................           16.7         10.3          6.4
                                                                -----------  -----------  -----------   -----------  -----------
Total cash obligations......................................    $     278.2  $      27.0  $     197.5   $      17.7  $      36.0
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

      In addition, we also had outstanding letters of credit of approximately $3.1 million related to performance and payment guarantees. Based upon our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Fluctuations in Quarterly Results of Operations

      Our envelope and commercial print businesses are subject to seasonal influences. We are subject to seasonal influences of the potential lower demand for consumable printed business products during the summer months which coincide with our fiscal quarters ending in July. Quarterly results also may be materially affected by variations in the prices paid by us for the products we sell, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that we may achieve for any subsequent fiscal quarter or a full fiscal year.

      The following tables set forth certain unaudited quarterly financial data for Fiscal 2003 and Fiscal 2002. The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                                                               Fiscal 2003 Quarters
                                                 ----------------------------------------------------------------
                                                     First      Second        Third       Fourth         Total
                                                     -----      ------        -----       ------         -----

Revenues....................................   $   150,122  $   159,201  $   160,860  $   152,534  $   622,717
Gross profit................................        42,026       44,802       41,943       43,370      172,141
Operating income (loss).....................         6,424        8,934         (777)     (14,154)         427
(Loss) income from continuing operations....        (2,614)         654       (6,122)     (21,337)     (29,419)
Income (loss) from discontinued operations..           215         (137)     (11,227)         639      (10,510)
Net (loss) income...........................        (2,399)         517      (17,349)     (20,698)     (39,929)

Net (loss) income per share:
   Basic:
     (Loss) income from continuing operations  $     (0.20)  $     0.05  $     (0.46)  $   (1.60)  $     (2.23)
     Income (loss) from discontinued operations       0.02        (0.01)       (0.85)       0.04         (0.79)
                                               -----------    ---------   ----------   ---------     ----------

     Net (loss) income......................   $     (0.18)  $     0.04   $    (1.31) $    (1.56)  $     (3.02)
                                               ===========    =========   ==========   =========     ==========

   Diluted:
     (Loss) income from continuing operations  $     (0.20)  $     0.05  $    (0.46)  $    (1.60)  $     (2.23)
     Income (loss) from discontinued operations       0.02        (0.01)      (0.85)        0.04         (0.79)
                                               -----------    ----------  ----------   ----------    ----------

     Net (loss) income......................   $     (0.18)  $     0.04  $    (1.31)  $    (1.56)   $    (3.02)
                                               ===========   ===========  ==========   ==========    ==========

Weighted average shares outstanding:
    Basic...................................        13,155       13,194       13,240       13,300       13,222
    Diluted.................................        13,155       13,224       13,240       13,300       13,222

                                                                               Fiscal 2002 Quarters
                                                --------------------------------------------------------------
                                                    First       Second       Third         Fourth        Total
                                                    -----       ------       -----         ------        -----

Revenues....................................   $   149,598  $   154,446  $   156,179  $   158,733  $   618,956
Gross profit................................        42,626       42,768       43,949       43,384      172,727
Operating income............................         6,995        5,550        7,884        8,124       28,553
Income from continuing operations...........         2,058        1,291        2,719        2,787        8,855
Income (loss) from discontinued operations..           240          132           32         (62)          342
Net income..................................         2,298        1,423        2,750        2,726        9,197

Net income per share:
   Basic:
     Income from continuing operations......   $      0.16  $      0.10  $      0.21  $      0.21  $      0.68
     Income (loss) from discontinued operations       0.02         0.01         0.00        (0.00)        0.02
                                               -----------  -----------  -----------  -----------  -----------

     Net income.............................   $      0.18  $      0.11  $      0.21  $      0.21  $      0.70
                                               ===========  ===========  ===========  ===========  ===========

   Diluted:
     Income from continuing operations......   $      0.16  $      0.10  $      0.21  $      0.21  $      0.68
     Income (loss) from discontinued operations       0.02         0.01         0.00        (0.00)        0.02
                                               -----------  -----------  -----------  -----------  -----------

     Net income.............................   $      0.18  $      0.11  $      0.21  $      0.21  $      0.70
                                               ===========  ===========  ===========  ===========  ===========

Weighted average shares outstanding:
    Basic...................................        13,002       13,030       13,069       13,111       13,053
    Diluted.................................        13,069       13,072       13,111       13,153       13,101


Inflation

      We do not believe that inflation has had a material impact on our results of operations during Fiscal 2003, Fiscal 2002 or Fiscal 2001.


Critical Accounting Policies and Judgments


      In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory reserves, impairment of property and equipment, impairment of goodwill and intangible assets and realization of deferred tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Revenue Recognition

      We recognize revenue for the majority of our products upon shipment to the customer, upon the transfer of title and at the time risk of loss passes to the buyer. Under agreements with certain customers, we may store custom forms for future delivery. In these situations, we typically receive a warehousing fee for the services we provide. In these cases, delivery and billing schedules are agreed upon with the customer and revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance as to collectibility. Since the majority of products are customized, product returns are not significant. We recognize revenues for warehousing customers' inventory as storage services are provided. We do not charge separate fees for on-line access and ordering of inventory as these services are offered to customers as a convenience. Delivery costs billed to customers are recognized in revenues.


Allowance for Doubtful Accounts

       We maintain an allowance for doubtful accounts, which is reviewed at least quarterly for estimated losses resulting from the inability of our customers to make required payments. Additional allowances may be necessary in the future if the ability of our customers to pay deteriorates.

Inventory Reserves

      We maintain a reserve for slow moving or obsolete inventory, which is reviewed at least quarterly, based upon usage and inventory age to determine its adequacy. Physical inventories are taken throughout each fiscal year.

Impairment of Property and Equipment

       Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in fiscal year 2003.

Impairment of Goodwill and Intangible Assets

       During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued. We adopted this new standard and as a result, we ceased to amortize goodwill effective May 1, 2001. In lieu of amortization we performed an initial impairment review of our goodwill and indefinite-lived intangible assets as of the implementation date, following which we concluded that there was no impairment at May 1, 2001. An impairment is recorded when the fair value of a reporting unit is less than the carrying value of the reporting unit's net assets. Fair value of a reporting unit is derived from a combination of discounted future cash flow and comparison to comparable publicly traded companies. We are required to perform an annual impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results for our reporting units and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. An impairment test was performed at April 30, 2003 at which time an $18.0 million charge was recorded as a component of operating income.

Realization of Deferred tax assets

         A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The primary factors we consider are our historical results, earnings potential determined through use of internal projections and the nature of income that can be used to realize the deferred tax asset. Based on our consideration of these factors, we believe it is more likely than not all of our deferred tax assets will be realized. If future results of operations are less than expected future assessments may result in a determination that some or all of the net deferred tax assets are not realizable.

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

      Accounting for Exit and Disposal Activities. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a company's commitment to an exit plan. The provisions of SFAS No. 146 are effective, and we have adopted its provisions, for exit and disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.

         Accounting for Consideration Received from a Vendor. In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, " which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of goods sold when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to the sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective, and we have adopted it provisions, for arrangements entered into after December 31, 2002.

         Guarantor's Accounting for Guarantees. In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, " which provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations and requires, under certain circumstances, a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements for Fiscal 2003 and do not expect the recognition and measurement provisions of Interpretation No. 45 to have an effect on our consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      Our financial instruments include cash, accounts receivable, accounts payable, long-term debt and an interest rate swap. Market risks relating to the Company's operations result primarily from changes in interest rates. Our borrowings under our credit facility are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 30, 2003.

      We do not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, we entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to us. The Swap's effective date is August 1, 2001 with a termination date of March 10, 2004. We exchanged our variable interest rate on $100.0 million in credit facility debt for a fixed 3-month LIBOR of approximately 5.10% plus our interest rate spread under our credit facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under our revolving credit portion of our debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate we will pay on the $100.0 million notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. The Swap is cash settled quarterly, with the Swap's carrying value adjusted for amounts paid or received. If 3-month LIBOR were to increase or decrease by 1.0%, the impact to us would be a cash savings of $1.0 million in annual interest expense or additional annual cash interest expense of $1.0 million over the interest charged on $100.0 million in debt under the variable 3-month LIBOR. Any such change in interest rates would have a related impact on the Swap in that a 1% increase or decrease would have an impact on the fair value of the swap of approximately $1.1 million.



Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                            Page
Consolidated Financial Statements

     Report of Independent Accountants..............................................................................         F-1
     Consolidated Balance Sheet at April 30, 2003 and April 30, 2002................................................         F-2
     Consolidated Statement of Operations for the fiscal years ended April 30, 2003,................................
       April 30, 2002 and April 30, 2001............................................................................         F-3
     Consolidated Statement of Stockholders' Equity for the fiscal years ended......................................
       April 30, 2003, April 30, 2002 and April 30, 2001............................................................         F-4
     Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2003,................................
       April 30, 2002 and April 30, 2001............................................................................         F-5
     Notes to Consolidated Financial Statements.....................................................................         F-7

Financial Statement Schedule

     Schedule for the fiscal years ended April 30, 2003, April 30, 2002 and
April 30, 2001:
     Schedule II - Valuation and Qualifying Accounts and Reserves...................................................        F-34


               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Workflow Management, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Workflow Management, Inc. and its subsidiaries at April 30, 2003 and April 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 18, on August 1, 2003, the Company amended its credit facility. The amendment revised the Company's financial covenants and deferred repayment of the $50 million term loan portion of the credit facility until May 1, 2004. Management's plans to obtain funding to repay the term loan are described in Note 2.

PricewaterhouseCoopers LLP

Miami, Florida
July 21, 2003 except for Notes 2 and 18 as to which the date is August 5, 2003.




                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                (Dollars In Thousands, Except Per Share Amounts)

                                                                                               April 30,
                                                                                        2003           2002
                                                                                    -------------  -------------
       ASSETS

Current assets:
   Cash and cash equivalents......................................................  $       4,992  $       5,262
   Accounts receivable, less allowance for doubtful accounts of $3,455 and
     $4,917, respectively.........................................................         89,585        102,184
   Inventories....................................................................         49,182         50,529
   Assets of businesses held for sale.............................................          8,219
   Short-term deferred income taxes...............................................          7,738          7,420
   Prepaid expenses and other current assets......................................          7,855          7,941
                                                                                    -------------  -------------
       Total current assets.......................................................        167,571        173,336

Property and equipment, net.......................................................         38,072         48,992
Goodwill..........................................................................        109,515        128,232
Other intangible assets, net......................................................          1,307          1,544
Long-term deferred income taxes...................................................          7,568            698
Other assets......................................................................          5,844          6,095
                                                                                    -------------  -------------
       Total assets...............................................................  $     329,877  $     358,897
                                                                                    =============  =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt................................................................  $         674  $     157,843
   Accounts payable...............................................................         35,332         42,594
   Accrued compensation...........................................................         13,266         12,641
   Accrued additional purchase consideration......................................          7,677          8,525
   Accrued income taxes...........................................................            636            933
   Accrued restructuring costs....................................................          2,448            573
   Liabilities of businesses held for sale........................................          3,219
   Short-term swap liability......................................................          4,263
   Other accrued liabilities......................................................         19,435         22,457
                                                                                    -------------  -------------
       Total current liabilities..................................................         86,950        245,566

Long-term credit facility.........................................................        165,065
Other long-term debt..............................................................            834          1,500
Deferred income taxes.............................................................          5,405          7,518
Other long-term liabilities.......................................................          3,757          7,531
                                                                                    -------------  -------------
       Total liabilities..........................................................        262,011        262,115
                                                                                    -------------  -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding Common stock, $.001 par value, 150,000,000 shares authorized,
   13,359,164 and 13,132,724 shares, respectively, issued and outstanding.........             13             13
Additional paid-in capital........................................................         53,191         52,501
   Notes receivable from officers.................................................            (53)        (4,820)
   Accumulated other comprehensive loss...........................................           (699)        (6,255)
   Retained earnings..............................................................         15,414         55,343
                                                                                    -------------  -------------
       Total stockholders' equity.................................................         67,866         96,782
                                                                                    -------------  -------------
       Total liabilities and stockholders' equity.................................  $     329,877  $     358,897
                                                                                    =============  =============




                                     See accompanying notes to consolidated financial statements.




                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                           Fiscal Year Ended April 30,
                                                              -------------------------------------------------
                                                                        2003              2002             2001
                                                              ---------------   ---------------  ---------------
Revenues....................................................  $       622,717   $       618,956  $       582,503
Cost of revenues............................................          450,576           446,229          413,826
                                                              ---------------   ---------------  ---------------
       Gross profit.........................................          172,141           172,727          168,677

Selling, general and administrative expenses................          142,781           144,074          137,508
Amortization expense........................................               99               100            2,504
Restructuring costs.........................................            3,426                              8,092
Goodwill impairment.........................................           17,996
Asset write-downs...........................................            2,706
Uncollectible notes receivable..............................              681
Severance and other employment costs........................            4,025
Abandoned public offering costs.............................                                               1,677
                                                              ---------------   ---------------  ---------------
       Operating income.....................................              427            28,553           18,896
Other (income) expense:
   Interest expense.........................................           19,825            13,540           14,380
   Interest income..........................................             (387)             (813)            (761)
   Loss on ineffective interest rate hedge..................            5,990
   Financing fees and other bank related costs..............            3,493
   Abandoned debt offering costs............................            1,755
   Loss on sale of subsidiary...............................              228
   Other expense (income)...................................             (113)              542             (459)
                                                              ---------------   ---------------  ---------------
(Loss) income from continuing operations before (benefit)
 provision for income taxes and extraordinary item..........          (30,364)           15,284            5,736
(Benefit) provision for income taxes........................             (945)            6,429            2,404
                                                              ---------------   ---------------  ---------------
(Loss) income from continuing operations before
  extraordinary item........................................          (29,419)            8,855            3,332

Discontinued operations:
   (Loss) income from discontinued operations - including
     loss on write-down of assets of $16,210 in Fiscal 2003.          (16,486)              589              634
   (Benefit) provision for income taxes.....................           (5,976)              247              273
                                                              ---------------   ---------------  ---------------
   (Loss) income from discontinued operations...............          (10,510)              342              361
(Loss) income before extraordinary item.....................          (39,929)            9,197            3,693
Extraordinary item--loss on early termination
  of debt, net of income taxes of $47.......................                                                  64
                                                              ---------------   ---------------  ---------------
Net (loss) income...........................................  $       (39,929)  $         9,197  $         3,629
                                                              ===============   ===============  ===============

Net (loss) income per share:
   Basic:
       (Loss) income from continuing operations
         before extraordinary item..........................  $        (2.23)   $          0.68  $          0.26
       (Loss) income from discontinued operations...........           (0.79)              0.02             0.03
       Extraordinary item...................................                                               (0.01)
                                                              ---------------   ---------------  ---------------
       Net income...........................................  $        (3.02)   $          0.70  $          0.28
                                                              ==============    ===============  ===============
   Diluted:
       (Loss) income from continuing operations
         before extraordinary item..........................  $        (2.23)   $          0.68  $          0.25
       (Loss) income from discontinued operations...........           (0.79)              0.02             0.03
       Extraordinary item...................................                                               (0.00)
                                                              ---------------   ---------------  ---------------
       Net (loss) income....................................  $        (3.02)   $          0.70  $          0.28
                                                              ==============    ===============  ===============
Weighted average shares outstanding:
   Basic....................................................           13,222            13,053           12,934
   Diluted..................................................           13,222            13,101           13,131

                                     See accompanying notes to consolidated financial statements.



                            WORKFLOW MANAGEMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)



                                Common Stock
                                ------------               Notes   Accumulated
                                               Additional Receivable   Other               Total            Total
                                Number           Paid-In    From  Comprehensive Retained  Stockholders' Comprehensive
                               of Shares  Amount Capital  Officers    Loss      Earnings  Equity          Income
                               ---------  ------ -------  -------- ------------ --------  ------------  ------------
Balance at April 30, 2000      12,880,895  $13  $51,981   $(1,958)  $(2,631)  $ 42,517   $ 89,922

  Employee Stock Purchase
    Program                        97,059           609                                       609
  Issuance of common stock to
    outside members of the
    Board of Directors...           8,491            65                                        65
  Exercise of stock options, net
    of tax benefits                 7,285            65                                        65
  Issuance of notes receivable
     from officers                                         (2,862)   (2,862)
Buyback of rights to warrants                      (679)                                     (679)
  Comprehensive income:
     Net income                                                                  3,629      3,629   $  3,629
     Foreign currency
        translation adjustment                                         (996)                 (996)      (996)
                                                                                                    ---------
  Total comprehensive income                                                                        $  2,633
                                                                                                    =========

Balance at April 30, 2001      12,993,730   13   52,041    (4,820)   (3,627)    46,146     89,753
  Employee Stock Purchase
    Program                       134,535           440                                       440
  Issuance of common stock to
    outside members of the
    Board of Directors...           4,459            20                                        20
  Comprehensive income:
     Net income                                                                  9,197      9,197   $  9,197
     Changes in fair market value
     of financial instrument, net
       of tax of $1,540                                              (2,126)               (2,126)    (2,126)
     Foreign currency
        translation adjustment                                         (502)                 (502)      (502)
                                                                                                    ---------
  Total comprehensive income                                                                        $  6,569
                                                                                                    =========


Balance at April 30, 2002      13,132,724   13   52,501    (4,820)   (6,255)    55,343     96,782
  Employee Stock Purchase
    Program                       145,906           267                                       267
  Issuance of common stock to
    Executive officers...          33,898           100                                       145
  Issuance of common stock to
    outside members of the
    Board of Directors...          35,138           110                                        65
  Issuance of shares relating to the
    termination of subordinated debt
    and buyback of warrants        11,498
  Proceeds from notes receivable
    from employee stock loan
    program                                                 4,767                           4,767
  Common stock warrants                             213                                       213
  Comprehensive income:
     Net loss                                                                  (39,929)   (39,929)  $(39,929)
     Change in fair market value
       of financial instrument
       net of tax of $1,540                                           2,126                 2,126      2,126
     Foreign currency
        translation adjustment                                        3,430                 3,430      3,430
                                                                                                    ---------
  Total comprehensive loss                                                                          $(34,373)
                                                                                                    =========
                               ----------  ---  -------   --------  --------  --------   --------
Balance at April 30, 2003      13,359,164  $13  $53,191   $   (53)  $  (699)  $ 15,414   $ 67,866
                               ==========  ===  =======   ========  ========  ========   ========


                                     See accompanying notes to consolidated financial statements.




                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                                                  Fiscal Year Ended April 30,
                                                                             ---------------------------------------------
                                                                                  2003            2002           2001
                                                                             ----------        ---------       -----------
Cash flows from operating activities:
   Net (loss) income (a)...................................................  $     (39,929)  $       9,197  $       3,629
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization expense.................................          9,720          10,167         11,512
     Extraordinary loss....................................................                                            64
     Restructuring costs, net of cash paid.................................          1,899          (2,012)         2,092
     Amortization of deferred financing costs..............................          1,400             712            573
     Goodwill impairment...................................................         17,996
     Loss on ineffective swap..............................................          5,990
     Loss on write-down of assets..........................................          3,366
     Loss on abandoned debt offering.......................................          1,755
     Loss on uncollectible notes...........................................            909
     Loss from write-down of assets held for sale..........................         16,210
     Changes in assets and liabilities held for sale.......................           (911)            (92)        (4,464)
     Deferred income taxes.................................................         (5,754)            488         (1,718)
     Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
       Accounts receivable.................................................          9,933          (1,487)        10,568
       Inventories.........................................................         (1,165)          4,168         (5,499)
       Prepaid expenses and other assets...................................          5,923             313         (3,240)
       Accounts payable....................................................         (6,338)          7,802         (3,787)
       Accrued liabilities.................................................        (11,050)          5,811         (1,889)
                                                                             -------------   -------------  -------------
           Net cash provided by operating activities.......................          9,954          35,067          7,841
                                                                             -------------   -------------  -------------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received.........................           (878)         (8,043)       (23,375)
   Cash paid for additional purchase consideration.........................         (7,659)         (9,451)        (6,614)
   Additions to property and equipment.....................................         (5,784)        (10,301)        (8,908)
   Cash collection of note receivable issued with sale of subsidiary.......                            854          2,544
   Proceeds from the sale of assets held for sale..........................                            900          9,764
   Proceeds from the sale of property and equipment for sale leaseback transaction                   9,100
   Cash collection of other notes receivable...............................          4,778           1,650
   Cash surrender value of terminated life insurance contracts.............                                           657
   Other...................................................................             (3)             (2)          (12)
                                                                             -------------   -------------  -------------
           Net cash used in investing activities...........................         (9,546)        (15,293)       (25,944)
                                                                             -------------   -------------  -------------

Cash flows from financing activities:
   Proceeds from credit facility borrowings................................        139,375         170,649        166,821
   Payments of credit facility borrowings..................................       (131,418)       (184,819)      (130,639)
   Borrowing (payments) of short-term debt, net............................            118            (354)       (10,492)
   Payment of subordinated related party debt..............................                                        (4,878)
   Proceeds from issuance of other long-term debt..........................                            113
   Payments of other long-term debt........................................           (635)         (2,439)        (1,012)
   Proceeds from (issuance of) notes receivable............................                                        (2,862)
   Payment on cash settlement of interest rate swap........................         (3,347)
   Payments of deferred financing costs....................................         (3,812)           (260)          (243)
   Payment of abandoned debt offering costs................................         (1,755)
   Proceeds from common stock issued under employee benefit programs.......            367             440            666
   Issuance of common stock to outside directors...........................            110              20             65
                                                                             -------------   -------------  -------------
           Net cash (used in) provided by financing activities.............           (997)        (16,650)        17,426
                                                                             -------------   -------------  -------------

Effect of exchange rates on cash and cash equivalents......................            319              12            (48)
                                                                             -------------   -------------  -------------
Net (decrease) increase in cash and cash equivalents.......................           (270)          3,136           (725)
Cash and cash equivalents at beginning of period...........................          5,262           2,126          2,851
                                                                             -------------   -------------  -------------
Cash and cash equivalents at end of period.................................  $       4,992   $       5,262  $       2,126
                                                                             =============   =============  =============

(a) Includes net (loss) income from discontinued operations for Fiscal years
2003, 2002 and 2001 of ($10,510), $342 and $361, respectively.




                                   (Continued)



                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars In Thousands)



                                                                                     For the Fiscal Year Ended April 30,
                                                                             ---------------------------------------------
                                                                                    2003            2002           2001
                                                                             -------------      ----------      ----------

Supplemental disclosures of cash flow information:
   Interest paid...........................................................  $      19,947   $      12,132  $      14,150
   Income taxes paid.......................................................  $       4,500   $       6,429  $      11,475

      During Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company paid a total of $8,537, $17,494 and $29,989, respectively, in cash representing the aggregate of: 1) the initial fixed consideration for purchase acquisitions, 2) earn-out provisions and other purchase price adjustments relating to certain acquisitions and 3) acquisition costs such as legal and accounting fees associated with certain business combinations all of which related to business combinations that were accounted for under the purchase method of accounting. The fair value of the assets and liabilities at the date of acquisition and the impact of recording the various earn-outs and acquisition costs are as follows:


                                                                                        For the Fiscal Year Ended April 30,
                                                                                    --------------------------------------------
                                                                                        2003           2002             2001
                                                                                    -------------  -------------   -------------

Accounts receivable...............................................................  $              $         739   $      10,308
Inventories.......................................................................                           810           4,021
Prepaid expenses and other current assets.........................................                                           901
Property and equipment............................................................                            65           3,761
Intangible assets(1)..............................................................          8,537         16,464          20,282
Other assets......................................................................                                           158
Accounts payable..................................................................                          (348)         (3,660)
Accrued liabilities...............................................................                          (236)         (5,739)
Other long-term liabilities.......................................................                                           (43)
                                                                                    -------------  -------------   -------------
       Net assets acquired........................................................  $       8,537  $      17,494   $      29,989
                                                                                    =============  =============   =============


Noncash transactions:

- During Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company accrued $8,138, $7,831 and $7,886 as additional purchase consideration for earn-outs, respectively.

- During Fiscal 2001, the Company sold an equity investment in exchange for a note receivable totaling $1,789.

- During Fiscal 2001, the Company recorded additional paid-in capital of $8 related to the tax benefit of stock options exercised.

- During Fiscal 2001, the Company issued 37 warrants in the aggregate to the former noteholders of the Subordinated Related Party Debt. During Fiscal 2003, 11 warrants were exercised.









(1) Due to the accrual of earn-out provisions, intangible assets include cash payments made during the period relating to prior period acquisitions.

                    See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)

NOTE 1--BACKGROUND

      Workflow Management, Inc. (collectively with its subsidiaries, the "Company" or "Workflow") is a Delaware corporation formed by the former U.S. Office Products Company, also a Delaware corporation ("U.S. Office Products"), in connection with U.S. Office Products' strategic restructuring plan that was consummated June 9, 1998 (the "Strategic Restructuring Plan"). As part of its Strategic Restructuring Plan, U.S. Office Products (i) transferred to the Company substantially all the assets and liabilities of U.S. Office Products' Print Management Division and (ii) distributed to holders of U.S. Office Products' common stock 14,643 shares (the "Distribution" or "Workflow Distribution") of the Company's common stock, par value $.001 per share ("Company Common Stock") pursuant to a distribution agreement (the "Distribution Agreement"). Holders of U.S. Office Products' common stock were not required to pay any consideration for the shares of the Company Common Stock they received in the Distribution. The Distribution occurred on June 9, 1998 (the "Distribution Date"). U.S. Office Products and the Company entered into a number of agreements to facilitate the Distribution and the transition of the Company to an independent business enterprise.

      Workflow is one of the largest distributors of printed business products in North America and is also a leading provider of end-to-end business management outsourcing solutions, which include vendor-neutral custom print sourcing, consulting and integrated storage and distribution services, that allow its customers to control all of their print related costs. The Company produces and distributes a full range of printed business products and provides related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. The Company provides customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products and produces custom business documents, envelopes, direct mail and commercial printing. Workflow employs approximately 2,900 persons and has 89 facilities and utilizes approximately 650,000 square feet for manufacturing, 574,000 square feet for distribution, 523,000 square feet for warehousing, 78,000 square feet for print-on-demand and 427,000 square feet for sales and administrative offices throughout North America.


NOTE 2--LIQUIDITY


      On August 1, 2003, the Company amended its credit facility (the "Amended Restructured Credit Facility") which deferred repayment of the $50,000 Term Loan B portion of the Amended Restructured Credit Facility from December 31, 2003 to May 1, 2004 (see "Note 18--Subsequent Events"). The Company is currently pursuing various strategic and refinancing alternatives that would allow it to repay Term Loan B by May 1, 2004. However, the Company does not have any written agreements or firm commitments with respect to any potential refinancing or similar transactions, nor does the Company anticipate generating operating cash flows that would allow it to repay this obligation directly. There can be no assurance that the Company will be able to repay Term Loan B by its due date. In the event that the Company is unable to do so, it will be in default with its lenders under the Amended Restructured Credit Facility. Any such default likely would have a material adverse effect on the Company's business, financial condition and results of operations and lenders' remedies upon such default would include the right to foreclose on the Company's assets.


NOTE 3--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow, including companies acquired in business combinations accounted for under the purchase method from their respective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowance for doubtful account and inventory reserves, impairment of property and equipment, impairment of goodwill and realization of deferred tax assets.


Definition of Fiscal Year

     As used in these consolidated financial statements and related notes to consolidated financial statements, "Fiscal 2003", "Fiscal 2002", "Fiscal 2001", "Fiscal 2000" and "Fiscal 1999" refer to the Company's fiscal years ended April 30, 2003, 2002, 2001 and 2000 and April 24, 1999, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)



Reclassifications

      Certain reclassifications have been made in the Fiscal 2002 and Fiscal 2001 financial statements to conform to the Fiscal 2003 presentation.


Cash and Cash Equivalents

      The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.


Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. The Company maintains an allowance for doubtful accounts, which is reviewed at least quarterly for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be necessary in the future if the ability of its customers to pay deteriorates. The Company's five largest customers accounted for 10.5%, 9.0% and 8.4% of the Company's revenues for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The Company's single largest customer accounted for 4.7%, 3.7% and 2.3% of revenues for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.


Inventories

      Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale. Inventory manufactured by the Company includes the cost of materials, labor and manufacturing overhead. The Company maintains a reserve for slow moving or obsolete inventory, which is reviewed at least quarterly, based upon usage and inventory age to determine its adequacy. Physical inventories are taken throughout each fiscal year.


Property and Equipment

      Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and their components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is amortized over the lesser of its useful life or its lease terms. Gains and losses on the disposition of property and equipment are computed based upon the difference between the sales proceeds received and the net book value of the fixed asset at the date of the disposal. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the assets, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of State of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in Fiscal 2003.

Goodwill and Intangible Assets

      During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, was issued. Workflow adopted this new standard and as a result, the Company ceased to amortize goodwill and indefinite-lived intangible assets effective May 1, 2001. The Company continues to amortize definite-lived intangible assets over their estimated useful lives ranging from one to five years. In lieu of goodwill amortization Workflow performed an initial impairment review of its goodwill and indefinite-lived intangible assets as of the implementation date, following which the Company concluded that there was no impairment at May 1, 2001. An impairment is recorded when the fair value of a reporting unit is less than the carrying value of the reporting unit's net assets. Fair value of a reporting unit is derived from a combination of discounted cash flows and comparison to comparable publicly traded companies.

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


Translation of Foreign Currencies

      The financial statements include the results of the Company's Canadian operations which are translated from Canadian dollars, their functional currency, into U.S. dollars. Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate and the statement of operations accounts are translated using the average prevailing exchange rate during the year. Translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in income when realized.


Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The face amounts of the Company's credit facility, subordinated debt and other long-term debt, approximate their fair values.


Income Taxes

      The Company provides for deferred taxes on temporary differences arising from assets and liabilities whose bases are different for financial reporting and state, federal and foreign income tax purposes. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The primary factors considered are historical results, earnings potential determined through use of internal projections and the nature of income that can be used to realize the deferred tax asset. Based on a consideration of these factors, the Company believes it is more likely than not all of our deferred tax assets will be realized. If future results of operations are less than expected future assessments may result in a determination that some or all of the net deferred tax assets are not realizable.


Taxes on Undistributed Earnings

      In Fiscal 2003, provision is made for U.S. income taxes on accumulated earnings of Canadian subsidiary. In connection with obtaining the Company's Restructured Credit Facility in Fiscal 2003, the Company pledged shares of the Canadian subsidiary. Although no cash distribution was made, the pledge triggered inclusion of the Canadian subsidiary's accumulated earnings which are reported as dividend income for U.S. tax purposes. As the Company will report a consolidated taxable loss on its Fiscal 2003 U.S. income tax return, it cannot recognize a corresponding financial statement benefit for foreign tax credits associated with the Canadian inclusion.

Revenue Recognition

      The Company recognizes revenue for the majority of its products upon shipment to the customer, upon the transfer of title and when risk of loss passes to the buyer. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company typically receives a warehousing fee for the services it provides. In these cases, delivery and billing schedules are agreed upon with the customer and revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance as to collectibility. Since the majority of products are customized, produce returns are not significant. The Company recognizes revenues for warehousing customers' inventory as storage services are provided. The Company does not charge separate fees for on-line access and ordering of inventory as these services are offered to customers as a convenience. Delivery costs billed to customers are recognized in revenues. Revenues recognized for services were $19,347, $13,807 and $9,588 for Fiscal 2003, 2002 and 2001, respectively.

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


Advertising Costs

      The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of operations as a component of selling, general and administrative expenses. Advertising expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $85, $186 and $540, respectively.


Research and Development Costs

      Research and development costs are charged to operations in the year incurred. Research and development costs are included in the consolidated statement of operations as a component of selling, general and administrative expenses.


Internally Developed Software

      Internal costs related to internally developed software such as internal salaries and supplies are expensed as incurred as a component of selling, general and administrative expenses until the internally developed software reaches its technological feasibility. External costs related to internally developed software, such as outside programmers and consultants, are capitalized as property and equipment and expensed over the expected useful life of the software, normally three to five years. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company capitalized $628, $1,391 and $621, respectively, in internal salaries and outside consulting fees for internally developed software.


Restructuring Costs

      For exit and disposal activities initiated after December 31, 2002, the Company recognizes the costs associated with such an activity when a liability is incurred and its fair value can be estimated. For exit and disposal activities initiated prior to January 1, 2003, liability for an exit cost is recognized at the date of the Company's commitment to an exit plan.


Deferred pension benefit

         The cost of pensions and other retirement benefits earned by employees covered by the defined benefit pension plans is determined using the projected benefit method pro-rated on service and management's best estimate of expected plan investment performance, salary escalation and retirement ages of employees. The discount rate used to determine the accrued benefit obligation is determined by reference to market interest rates. For the purpose of calculating the expected return on plan assets, those assets are valued at fair market value. Adjustments arising from changes in pension benefits and assumptions and experience gains and losses above 10% of lower of the accrued benefit obligation and plan assets are amortized over the expected average remaining service lives of the employees.

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

      Accounting for Exit and Disposal Activities. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits. SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a company's commitment to an exit plan. The provisions of SFAS No. 146 are effective, and we have adopted its provisions, for exit and disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.

         Accounting for Consideration Received from a Vendor. In January 2003, the Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, " which states that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of goods sold when recognized in the statement of operations. That presumption is overcome when the consideration is either a reimbursement of specific, incremental, identifiable costs incurred to the sell the vendor's products, or a payment for assets or services delivered to the vendor. EITF 02-16 is effective, and we have adopted it provisions, for arrangements entered into after December 31, 2002.

         Guarantor's Accounting for Guarantees. In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, " which provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations and requires, under certain circumstances, a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements for Fiscal 2003 and do not expect the recognition and measurement provisions of Interpretation No. 45 to have an effect on our consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


      NOTE 4--BUSINESS COMBINATIONS

      During Fiscal 2003 the Company made no acquisitions. Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions, respectively, accounted for under the purchase method (the "Purchased Companies"). These acquisitions were made in order to expand the Company's presence in the marketplace in which it serves. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Initial cash consideration and subsequent acquisition costs paid associated with the acquisition of the Purchased Companies totaled $8,537, $17,494 and $29,989 during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired with the Purchased Companies during Fiscal 2003, Fiscal 2002 and Fiscal 2001, were $8,537, $18,078 and $39,431, respectively, including intangible assets of $8,537, $16,464 and $20,282, respectively.

      The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, $7,659, $9,451 and $6,614, respectively, of additional purchase consideration was paid by the Company in connection with earn-out provisions and another $7,677 has been accrued for these earn-out provisions at April 30, 2003. The additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at April 30, 2003.

      The following presents the unaudited pro forma results of operations of the Company for Fiscal 2003 and Fiscal 2002, as if the purchase acquisitions completed since the beginning of Fiscal 2002 had been consummated at the beginning of Fiscal 2002. The Fiscal 2001 column reflects purchase acquisitions completed during Fiscal 2001 and Fiscal 2000 as if such transactions had occurred as of the beginning of Fiscal 2001. The pro forma results of operations presented below include certain pro forma adjustments to reflect the increased interest expense and reductions in executive compensation of $41 and $366 for Fiscal 2002 and Fiscal 2001, respectively, at the acquired companies:



                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)

                                                                                           For the Fiscal Years
                                                                                              Ended April 30,
                                                                                          --------------------
                                                                                           2002           2001
                                                                                          ------          ----

Revenues..........................................................................  $     619,419  $     624,796
Income before discontinued operations and extraordinary items.....................          8,970          6,068
Net income........................................................................          8,970          6,365

Income before discontinued operations and extraordinary items per share:
   Basic..........................................................................  $        0.69  $        0.47
   Diluted........................................................................           0.68           0.46

Net income per share:
   Basic..........................................................................  $        0.69  $        0.49
   Diluted........................................................................           0.68           0.48

      The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and the divestiture occurred at the beginning of Fiscal 2000, as applicable, or the results which may occur in the future. The Fiscal 2001 data reflects restructuring and abandoned public offering costs of $8,092 and $1,677, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)



NOTE 5--RESTRUCTURING COSTS

         The Company historically has grown significantly through acquisitions. However, the Company began to implement a new strategic business plan in Fiscal 2003. Under its new strategic plan, the Company has focused on (i) integrating its existing core operations to improve profitability and (ii) divesting non-core operations to pay down debt. The Company did not consummate any acquisitions in Fiscal 2003 and does not anticipate pursuing or consummating acquisitions in the near future.

         During Fiscal 2003, the Company reversed into income a $1,242 restructuring charge taken in the three months ended April 30, 2001 that is no longer required since the Company recently settled the underlying contract dispute and expensed $4,668 in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

      During Fiscal 2001, the Company incurred expenses of $8,092 in connection with its' reorganization and integration plan. Under this restructuring plan, the Company streamlined its operations by eliminating duplicate facilities and employee functions and reducing corporate overhead. The Company paid $608, $1,131 and $681 for severance and utilized an additional $2,186, $1,682 and $4,025 for facility closures and asset write-downs, including software, furniture and fixtures, associated with this plan in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

     Under the restructuring plans implemented during Fiscal 2003, Fiscal 2001 and Fiscal 2000, the Company terminated and provided severance benefits to 37, 100 and 39 employees respectively. However, certain severed employees have delayed severance payments. The majority of the workforce reductions were within the production area and backroom functions such as accounting, human resources and administration.

      The following table sets forth the Company's accrued restructuring costs for the three-year period ended April 30, 2003:

Fiscal 2001 Restructuring Plan Activity:

                                                                   Facility                        Contract
                                                                   Closure and    Severance and    Termination
                                                                  Consolidation    Terminations     Costs            Total
                                                                  -------------    ------------   ------------   -------------
Balance at April 30, 2000.......................................  $         -     $       1,316  $         -    $        1,316
       Additions................................................         3,401            1,870         2,821            8,092
       Utilizations.............................................        (1,779)          (1,997)       (2,246)          (6,022)
                                                                  -------------    ------------  -------------   -------------


Balance at April 30, 2001.......................................         1,622            1,189           575            3,386
       Utilizations.............................................        (1,522)          (1,131)         (160)          (2,813)
                                                                  -------------    ------------- ------------    --------------


Balance at April 30, 2002.......................................           100               58           415              573
       Utilizations.............................................           (20)             (58)         (115)            (193)
                                                                  --------------  -------------  -------------  --------------
Balance at April 30, 2003.......................................  $         80     $            $         300  $           380
                                                                  ==============  =============  =============  ==============


Fiscal 2003 Restructuring Plan Activity:
                                                                     Facility                      Contract
                                                                   Closure and    Severance and   Termination
                                                                  Consolidation    Terminations     Costs             Total
                                                                  --------------  -------------- ------------   -------------
Balance at April 30, 2002.......................................  $               $              $              $
       Additions................................................             487          2,395           300            3,182
       Utilizations.............................................            (361)          (550)         (203)          (1,114)
                                                                  --------------  -------------  -------------  --------------
Balance at April 30, 2003.......................................  $          126  $       1,845  $         97   $        2,068
                                                                  ==============  =============  =============  ==============


                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)



NOTE 6--INVENTORIES

      Inventories consist of the following:
                                                                                                  April 30,
                                                                                        -------------------------
                                                                                            2003         2002
                                                                                        -----------  -----------
Raw materials.........................................................................  $    11,438  $    12,661
Work-in-process.......................................................................        6,294        7,521
Finished goods........................................................................       31,450       30,347
                                                                                        -----------  -----------
         Total inventories............................................................  $    49,182  $    50,529
                                                                                        ===========  ===========


NOTE 7--PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                                                  April 30,
                                                                                        ------------------------
                                                                                            2003         2002
                                                                                        ------------ -----------
Land..................................................................................  $            $       145
Buildings.............................................................................          351          351
Furniture and fixtures................................................................       26,000       31,827
Computer equipment and software.......................................................       22,972       23,105
Warehouse equipment...................................................................       33,309       33,320
Equipment under capital leases........................................................        1,224        1,725
Leasehold improvements................................................................       11,936        9,129
                                                                                        -----------  -----------
                                                                                             95,792       99,602
Less: Accumulated depreciation........................................................      (57,720)     (50,610)
                                                                                        -----------  -----------
Net property and equipment............................................................  $    38,072  $    48,992
                                                                                        ===========  ===========

      Depreciation expense from continuing operations for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $9,621, $10,067 and $8,871, respectively. During Fiscal 2002, the Company disposed of virtually all of its owned land and buildings in a sale and leaseback transaction with net proceeds of $6,700. The $2,777 gain on this transaction was deferred and is being amortized over the life of the related lease. In Fiscal 2003 and 2002, the Company recognized $175 and $149, respectively, of the deferred gain.

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill consists of the following:

Balance at April 30, 2000, net of accumulated amortization of $3,837..................  $    91,086
Additions.............................................................................       27,876
Disposals.............................................................................       (3,978)
Amortization..........................................................................       (2,749)
                                                                                        -----------

Balance at April 30, 2001, net of accumulated amortization of $5,805..................      112,235
Additions.............................................................................       16,377
Disposals.............................................................................         (380)
                                                                                        -----------

Balance at April 30, 2002, net of accumulated amortization of $5,805..................      128,232
Additions.............................................................................       10,476
Disposals.............................................................................          (38)
Removal for discontinued operations, net..............................................      (11,159)
Impairment............................................................................      (17,996)
                                                                                        -----------

Balance at April 30, 2003, net of accumulated amortization of $5,247..................  $   109,515
                                                                                        ===========

      Goodwill amortization expense for Fiscal 2001 was $2,499.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated subsequent to June 30, 2001, must be accounted for by using the purchase method of accounting. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," however, the new statement carries forward provisions in APB Opinion No. 17 related to internally developed intangible assets. SFAS No. 142 requires that the Company discontinue the amortization of goodwill. Early adoption of SFAS No. 142 is allowed for those companies with fiscal years beginning after March 15, 2001. The Company adopted and applied SFAS No. 142 as of May 1, 2001, the beginning of Fiscal 2002.

      SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the goodwill impairment test is unnecessary. If the carrying amount of the reporting unit's goodwill exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Based upon a valuation analysis performed by Standard and Poor's during Fiscal 2003 and due to sustained, significant deterioration in operating results, the fair value of the direct mail and commercial print operations in southern California was determined to be less than its then carrying value at April 30, 2003. In arriving at a conclusion regarding fair values, a combination of discounted cash flows and a comparison of the Company to comparable publicly traded companies was utilized. Based upon the SFAS No. 142 step one and step two analyses, the Company recorded a non-cash impairment charge of $17,996 as a component of operating income during Fiscal 2003.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


      The following reconciliation illustrates the impact that the adoption of SFAS No. 142 would have had on the Company's net income and earnings per share in Fiscal 2001, the year prior to adoption:

                                                                                      For the
                                                                                     Year Ended
                                                                                      April 30,
                                                                                        2001
Income before extraordinary items reconciliation:                                     ----------

   Reported income before extraordinary items.....................................   $      3,693
   Add:  Goodwill amortization....................................................          1,455
                                                                                     ------------
   Adjusted income before extraordinary items.....................................   $      5,148
                                                                                     ============

Net income reconciliation:
   Reported net income............................................................   $      3,629
   Add:  Goodwill amortization....................................................          1,455
                                                                                     ------------
   Adjusted net income............................................................   $      5,084
                                                                                     ============

Basic income before extraordinary items per share:
   Reported income before extraordinary items.....................................   $       0.29
   Add:  Goodwill amortization....................................................           0.11
                                                                                     ------------
   Adjusted income before extraordinary items.....................................   $       0.40
                                                                                     ============

Diluted income before extraordinary items per share:
   Reported income before extraordinary items.....................................   $       0.28
   Add:  Goodwill amortization....................................................           0.11
                                                                                     ------------
   Adjusted income before extraordinary items.....................................   $       0.39
                                                                                     ============

Basic income per share:
   Reported net income............................................................   $       0.28
   Add:  Goodwill amortization....................................................           0.11
                                                                                     ------------
   Adjusted net income............................................................   $       0.39
                                                                                     ============

Diluted income per share:
   Reported net income............................................................   $       0.28
   Add:  Goodwill amortization....................................................           0.11
                                                                                     ------------
   Adjusted net income............................................................   $       0.39
                                                                                     ============

Weighted average shares outstanding:
   Basic..........................................................................         12,934
   Diluted........................................................................         13,131


Intangible assets subject to amortization consist of the following:
                                                                                               April 30,
                                                                                          ---------------------
                                                                                          2003            2002
                                                                                          -----           -----
Customer lists....................................................................   $      1,302   $      1,340
Non-compete agreements............................................................            398            398
Other  ...........................................................................            664            664
                                                                                     ------------   ------------
                                                                                            2,364          2,402
   Less:  Accumulated amortization................................................         (1,057)          (858)
                                                                                     ------------   ------------
       Net intangible assets......................................................   $      1,307   $      1,544
                                                                                     ============   ============

      Amortization expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $99, $100 and $5, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)

NOTE 9 - DISCONTINUED OPERATIONS

     Consistent with the Company's business plan and long-term strategic objectives, the Company's Board of Directors adopted a plan to sell certain non-core operations. The Company sold the non-core operations subsequent to April 30, 2003, see "Note 18 - Subsequent Events". The Company's net realizable value for these non-core operations is approximately $5,000. Accordingly, the net assets of the subsidiaries have been written down to a fair value of $5,000. The $16,210 write-down for discontinued operations was comprised exclusively of a write-down in long-term assets held for sale. Current assets, specifically accounts receivable and inventories, were not impaired and had been recorded at their net realizable value in periods prior to the adoption of the Company's current business plan. The majority of the long-term asset write-down represented a goodwill impairment. Before the business plan was adopted, management believed that projected cash flows were sufficient to recover these written-down assets. These projected cash flows assumed that the Company would integrate these operations with other Company operations and enhance profitability by making significant operational improvements. However, with the adoption of the current strategic business plan and the desire of the Company and its lenders to sell operations in order to pay down the Company's bank debt, the profit improvement plans will only be partially implemented prior to the operations' disposal. In addition, prior to adoption of the current business plan it was not anticipated that the Company would be required by its lenders to dispose of certain operations prior to the profit improvement and integration initiatives described above. Pursuant to SFAS No. 144, the operations to be sold have been treated as discontinued operations and assets and liabilities held for sale as of April 30, 2003.

Summarized below are the results of operations for the years ended April 30, 2003, 2002 and 2001.


                                                                      Fiscal
                                                     --------------------------------------------
                                                            2003            2002           2001
                                                     -------------    ------------   ------------
Revenues                                             $     24,627     $     25,728   $     25,380
(Loss) income from discontinued operations                   (160)             342            361
(Loss) on write-down of assets, net of tax                (10,350)
Net (loss) income                                         (10,510)             342            361


The major classes of assets and liabilities included in the consolidated balance sheet at April 30, 2003 under the captions "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" are as follows:


Assets Held for Sale:

Accounts receivable, net                               $     3,880
Inventories                                                  3,662
Prepaid expenses and other current assets                       61
Property, plant and equipment, net                             616
                                                       -----------
                                                       $     8,219
Liabilities Held for Sale:

Accounts payable                                       $       838
Accrued compensation                                           903
Accrued additional purchase consideration                      970
Other accrued liabilities                                      508
                                                       -----------
                                                        $    3,219
                                                       ===========

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


NOTE 10--DEBT

Short-Term Debt

      Short-term debt consists of the following:

                                                                                               April 30,
                                                                                      --------------------------
                                                                                         2003           2002
                                                                                      -----------   ------------
Revolving credit facility.........................................................   $              $    157,150
Current maturities of other long-term debt........................................            674            693
                                                                                     ------------   ------------
   Total short-term debt..........................................................   $        674   $    157,843
                                                                                     ============   ============


Long-Term Debt


      On January 15, 2003, the Company entered into a restructured senior secured credit facility with its lenders (the "Restructured Credit Facility") totaling approximately $180,000 and comprised of three separate tranches. The tranches of debt under the Amended Restructured Credit Facility consist of: (i) an approximately $100,000 asset based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula;
(ii) an approximately $30,000 senior term loan (the "Term Loan A") which amortizes in scheduled increments semi-annually starting on June 30, 2003; and
(iii) a $50.0 million senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on June 30, 2005. Term Loan B matures on December 31, 2003. The Revolver contains advance rates of 80% of the Company's eligible accounts receivable, 50% of the Company's eligible inventories and $10,000 against the Company's fixed assets. At April 30, 2003, the blended annual interest rate on the Restructured Credit Facility was approximately 9.0%. During the year ended April 30, 2003, the Company incurred $18,752 in interest expense relating to its previous credit facility and the Restructured Credit Facility.



The outstanding balances (in millions) on the Restructured Credit Facility at April 30, 2003 were as follows:


                                        Maximum               Amount         Applicable
                                     Availability          Outstanding       Interest Rate
                                     ------------          -----------       -------------
         Revolver                   $     100,000         $      92,100      LIBOR + 5%
         Term Loan A                       23,000                23,000      LIBOR + 8%
         Term Loan B                       50,000                50,000      11%, 12%, 13% & 14% for each
                                                                             calendar quarter of 2003
                                    -------------         -------------
                                    $     173,000         $     165,100
                                    =============         =============

         Including $3,069 in outstanding letters of credit, the Company's availability under the Restructured Credit Facility at April 30, 2003 was $4,831. As of April 30, 2003, we had $165,107 outstanding on the Restructured Credit Facility in addition to $3,069 in outstanding letters of credit.


         The Restructured Credit Facility also contains provisions requiring the Company to issue warrants to its lenders for the purchase of up to one million shares of the Company's common stock in the event the Company defaults on its repayment obligations. These contingent warrants have an estimated value of $213 and have been recorded as a component of equity with an offsetting reduction in the carrying value of the debt. No additional accounting recognition is expected to occur as it relates to the issuance of the warrants. However, the remaining carrying value of the debt will be accreted to par over its remaining term, with such accretion being reported as interest expense. The Company considered the guidance of Emerging Issues Task Force ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF 01-6, "The Meaning of `Indexed to a Company's Own Stock'" in concluding that the warrants should be recognized at fair value and reported as equity at the time of the contractual agreement because the warrants are indexed to, and will be settled in the Company's own stock.


         Under the terms of the Restructured Credit Facility, the Company is required to defer or otherwise not pay at least $4,000 of earn-outs due in May 2003. Recipients of approximately $1,000 of earn-out payments voluntarily agreed to accept subordinated notes due in 2005 in lieu of receiving a cash earn-out payment in May. However, many earn-out recipients were not willing to accept

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)

these notes. As a result, to remain in compliance with its credit facility, the Company was required to breach its earn-out obligations, or in one case deliver a short term promissory note, with respect to individuals entitled to approximately $3,000 in earn-out payments. Following these earn-out breaches, various earn-out recipients initiated three separate legal actions against the Company. The Company also believes that the earn-out breaches have had an adverse effect on the morale and productivity of some of its most important employees.

     The Company had exceeded certain covenants in the Restructured Credit Facility at April 30, 2003 that limited capital expenditures and the incurrence of restructuring costs. The Company amended its Restructured Credit Facility subsequent to April 30, 2003 including obtaining waivers for the debt covenant violations, see "Note 18 - Subsequent Events."


      Long-Term debt consists of the following:

                                                                                               April 30,
                                                                                     ---------------------------
                                                                                         2003            2002
                                                                                     -------------  ------------
Revolving credit facility.........................................................   $    165,065   $
Notes payable, secured by certain assets of the Company, weighted average
   interest rates of 6.99% and 6.99%, respectively................................            454            590
Capital lease obligations, weighted average interest rates of 8.88% and 5.87%,....
   respectively...................................................................          1,053          1,603
                                                                                     ------------   ------------
                                                                                          166,572          2,193
Less:  Current maturities of long-term debt.......................................           (674)          (693)
                                                                                     -------------  ------------
   Total long-term debt...........................................................   $    165,898   $      1,500
                                                                                     ============   ============


                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


Maturities of Long-Term Debt

      Maturities on long-term debt, including capital lease obligations, are as follows:

Fiscal year:
   2004............................................................................................  $       674
   2005............................................................................................       58,687
   2006............................................................................................      107,211
   2007............................................................................................
                                                                                                     -----------
       Total maturities of long-term debt..........................................................  $   166,572
                                                                                                     ===========

Letters of Credit

      In addition, the Company also had outstanding letters of credit of approximately $3,069 related to performance and payment guarantees. The letters of credit expire over varying periods through May 2004. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.


Interest Rate Swap

      The Company does not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, the Company entered into an interest rate swap agreement (the "Swap") with various lending institutions at no initial cost to the Company with an effective date of August 1, 2001 and an expiration date of March 10, 2004. The Company exchanged its variable interest rate on $100,000 in Credit Facility debt for a fixed LIBOR of approximately 5.10% plus the Company's interest rate spread under its prior credit facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under the Company's revolving credit portion of its debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate the Company will pay on the $100,000 notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce the Company's exposure to increases in interest rates, it also limits the benefit the Company might otherwise have received from any decreases in interest rates.

      The Company accounted for the Swap under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective May 1, 2001, the Company implemented SFAS No. 133 as amended. This standard required companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Under the guidelines of SFAS No. 133, the Company originally classified the Swap as a cash flow hedge. However, on July 16, 2002, the Company's prior credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap underlying this debt became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. This ineffective Swap is cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at April 30, 2003, the Company recorded a short-term liability of $4,263. During Fiscal 2003, the Company paid $3,347 representing cash settlement payments on the Swap. Prior to the Swap becoming ineffective, the Company recorded $817 as interest expense during the three months ended July 31, 2002. The Company expensed an additional $5,990 as loss on ineffective interest rate hedge for Fiscal 2003, for the change in the prevailing LIBOR rate compared to the fixed rate under the Swap agreement.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)



NOTE 11--INCOME TAXES

         Domestic and foreign income (loss) before provision for income taxes and extraordinary items from continuing operations consist of the following:

                                                                            For the Fiscal Year Ended April 30,
                                                                           -------------------------------------
                                                                                 2003         2002         2001
                                                                           -----------  -----------  -----------

Domestic.................................................................  $    11,753  $       345  $    (7,739)
Foreign..................................................................      (42,117)      14,939       13,475
                                                                           -----------  -----------  -----------
       Total.............................................................  $   (30,364) $    15,284  $     5,736
                                                                           ===========  ===========  ===========

      The (benefit) provision for income from continuing operations of:

                                                                            For the Fiscal Year Ended April 30,
                                                                            ------------------------------------
                                                                                 2003         2002         2001
                                                                           -----------  -----------  -----------

Current income tax (benefit) provision:
   Federal...............................................................  $       (61) $        56  $    (1,668)
   State.................................................................           32          149          253
   Foreign...............................................................        4,838        5,336        5,537
                                                                           -----------  -----------  -----------
                                                                                 4,809        5,941        4,122

Deferred income tax (benefit) provision..................................       (5,754)         488       (1,718)
                                                                           -----------  -----------  -----------

       Total (benefit) provision for income taxes........................  $      (945) $     6,429  $     2,404
                                                                           ===========  ===========  ===========


      Deferred taxes are comprised of the following:

                                                                                                  April 30,
                                                                                              -----------------
                                                                                              2003         2002
                                                                                              ----         ----
Current deferred tax assets:
   Inventory..........................................................................  $     2,148  $     2,025
   Allowance for doubtful accounts....................................................        1,786        1,902
   Accrued liabilities................................................................        3,804        1,953
   Other..............................................................................                     1,540
                                                                                        -----------   ----------
       Total current deferred tax assets..............................................        7,738        7,420
                                                                                        -----------  -----------

Long-term deferred tax assets (liabilities):
   Property and equipment.............................................................       (2,131)      (2,942)
   Goodwill...........................................................................       (3,274)      (4,576)
   Other..............................................................................        1,570          698
   Long-term assets of discontinued operations........................................        5,998
                                                                                        -----------  -----------
       Net long-term deferred tax assets (liabilities)................................        2,163       (6,820)
                                                                                        -----------  -----------
       Net deferred tax asset.........................................................  $     9,901  $       600
                                                                                        ===========  ===========


                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)



     The Company's effective income tax rate from continuing operations varied from the U.S. federal statutory tax rate as follows:


                                                                             For the Fiscal Year Ended April 30,
                                                                             -----------------------------------
                                                                                2003         2002         2001
                                                                             ---------     --------     --------

U.S. federal statutory rate..............................................        (35.0)        35.0%        35.0%
State income taxes, net of federal income tax benefit....................          1.1          7.5         (6.4)
Foreign earnings not subject to U.S. taxes...............................                     (30.0)       (77.8)
Foreign earnings subject to U.S. taxes...................................          5.2
Nondeductible goodwill amortization......................................                                    5.0
Impairment of goodwill...................................................          7.7
Foreign taxes on foreign income..........................................         13.3         29.3         87.5
Other....................................................................          4.6          0.3         (1.4)
                                                                              --------     --------     --------
Effective income tax rate................................................         (3.1)        42.1%        41.9%
                                                                              ========     ========     ========


NOTE 12--LEASE COMMITMENTS

      The Company leases various types of warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:


                                                                                          Capital       Operating
                                                                                           Leases       Leases
                                                                                        -----------    ----------
Fiscal year:
   2004...............................................................................  $       567  $    16,034
   2005...............................................................................          507       13,550
   2006...............................................................................                    11,613
   2007...............................................................................                     9,725
   2008...............................................................................                     7,988
Thereafter............................................................................                    36,017
                                                                                        -----------  -----------
Total minimum lease payments..........................................................        1,074  $    94,927
                                                                                                     ===========
Less: Amounts representing interest...................................................          (21)
                                                                                        -----------
Present value of net minimum lease payments...........................................  $     1,053
                                                                                        ===========

      Rent expense for all operating leases for Fiscal 2003, Fiscal 2002 and Fiscal 2001 was $15,622, $13,155 and $10,835, respectively.

NOTE 13--COMMITMENTS AND CONTINGENCIES

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

Postemployment Benefits

      The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 30, 2003 related to these agreements, as no change of control has occurred.

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


NOTE 14--EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan

      Effective upon the Distribution, the Company adopted its 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with
Section 401(k) of the Internal Revenue Code. The Company may match a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. For Fiscal 2003, Fiscal 2002 and Fiscal 2001, expenses associated with the 401(k) Plan were $865, $798 and $594, respectively.

Defined Benefit and Defined Contribution Pension Plan of Canadian Subsidiary

     The Company's Canadian subsidiary maintains a defined benefit and defined contribution pension plan for 843 employees and contributes to the Graphics and Communications International Union pension plan for 111 employees. There are no other post-retirement benefits for the Company's Canadian employees.

         Information about the company's defined benefit plans as at April 30, 2003, 2002 and 2001 in aggregate, is as follows:

                                                                                    Pension Benefit Plans
                                                                                    ---------------------
                                                                                            April 30,
                                                                           ------------------------------------
                                                                              2003         2002         2001
                                                                           -----------  -----------  -----------

Accrued benefit obligation.............................................    $   17,971   $    14,997  $    14,131
Fair value of plan assets..............................................        13,787        12,878       12,642
                                                                           -----------  -----------  -----------
Funded status - plan surplus (deficit).................................        (4,184)       (2,119)      (1,489)
                                                                           -----------  -----------  -----------
Deferred pension cost..................................................    $    2,288   $     2,089  $     1,752
                                                                           ===========  ===========  ===========

         The significant actuarial assumptions adopted in measuring the company's accrued benefit obligations are as follows:


                                                                                          April 30,
                                                                           -------------------------------------
                                                                                  2003        2002         2001
                                                                                    %            %            %
                                                                           -----------  -----------  -----------
Discount rate............................................................        7.00        6.75         7.00
Expected rate of return on plan assets...................................        9.00        9.00         9.00
Rate of compensation increase............................................        4.00        4.00         4.00

The company's pension expense is as follows:
                                                                                           April 30,
                                                                                 2003         2002         2001
                                                                           -----------  -----------  -----------

Pension expense - defined benefit plans................................          583    $       480  $       326
Pension expense - defined contribution plans...........................          296            236          159
                                                                           -----------  -----------  -----------
Total..................................................................    $     879    $       716  $       485
                                                                           ===========  ===========  ===========

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)



Other disclosures:
                                                                                         April 30,
                                                                           ------------------------------------
                                                                                 2003         2002         2001
                                                                           -----------  -----------  -----------

Contribution by employees..............................................    $      644   $       570  $       530
Benefits paid..........................................................           608           455          605
Surplus used by employer to fund defined contribution plan.............           865         1,133          159


NOTE 15--STOCKHOLDERS' EQUITY

Income (loss) Per Share

      Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company's computations of basic and diluted income per share for the periods presented in the consolidated statement of operations:

                                                                            For the Fiscal Year Ended April 30,
                                                                               2003         2002         2001
                                                                           -----------  -----------  -----------

Basic (loss) income before extraordinary items per share:

   (Loss) income from continuing operations before extraordinary items...  $   (29,419) $     8,855  $     3,332
   (Loss) income from discontinued operations............................      (10,510)         342          361
                                                                           -----------  -----------  -----------
   (Loss) income before extraordinary items..............................  $   (39,929) $     9,197  $     3,693
                                                                           ===========  ===========  ===========

   Weighted average number of
       common shares outstanding.........................................       13,222       13,053       12,934
                                                                           ===========  ===========  ===========

   (Loss) income from continuing operations before extraordinary items...  $    (2.23)  $      0.68  $      0.26
   (Loss) income from discontinued operations............................       (0.79)         0.02         0.03
                                                                           ----------   -----------  -----------
   (Loss) income before extraordinary item...............................  $    (3.02)  $      0.70  $      0.29
                                                                           ==========   ===========  ===========

Diluted (loss) income before extraordinary items per share:

   (Loss) income from continuing operations before extraordinary items...  $   (29,419) $     8,855  $     3,332
   (Loss) income from discontinued operations............................      (10,510)         342          361
                                                                           -----------  -----------  -----------
    (Loss) income before extraordinary item..............................  $   (39,929) $     9,197  $     3,693
                                                                           ===========  ===========  ===========

   Weighted average number of:
       Common shares outstanding.........................................       13,222       13,053       12,934
       Potentially dilutive shares*......................................                        48          197
                                                                           -----------  -----------  -----------
           Total.........................................................       13,222       13,101       13,131
                                                                           ===========  ===========  ===========

   (Loss) income from continuing operations before extraordinary items...  $    (2.23)  $      0.68  $      0.25
   (Loss) income from discontinued operations............................       (0.79)         0.02         0.03
                                                                           ----------   -----------  -----------
   (Loss) income before extraordinary item per share.....................  $    (3.02)  $      0.70  $      0.28
                                                                           ==========   ===========  ===========

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted income per share because they were anti-dilutive. Options to purchase 4,024, 4,613 and 4,556 shares of common stock were anti-dilutive and outstanding during Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

         The Company also granted warrants to its senior lenders under the Restructured Credit Facility. During Fiscal 2003, these warrants were not included in the computation of diluted loss per share because the strike price was not yet determinable at April 30, 2003. See further discussion under "Note 10-Debt."

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


Notes Receivable for Stock Loans

         During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes were full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. During the year ended April 30, 2003, the Company collected $4,502 in principal and $769 in interest as payments on the Director and Officer Notes and charged $681 for uncollectible notes. At April 30, 2003, $53 (net of a $270 reserve established for uncollectible notes) was outstanding on the Director and Officer notes. The Company is actively pursuing all legal remedies available to facilitate collection of outstanding amounts.


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

      U.S. Office Products, as the sole stockholder of the Company prior to the Distribution, approved the provisions of the Company's 1998 Stock Incentive Plan (the "Plan") that permit issuance of up to 30.0% of the outstanding shares of the Company's common stock immediately following the Distribution, which equals 4,393 shares, including the issuance of 600 shares of "incentive stock options" as that term is defined in the Internal Revenue Code, the options granted to Jonathan J. Ledecky, Thomas B. D'Agostino, Sr., executive officers and non-employee directors described below. All employees of the Company and its subsidiaries, as well as non-employee directors and consultants of the Company, are eligible for awards under the Plan. Non-qualified stock options and incentive stock options granted to employees generally are exercisable beginning one year from the date of grant in cumulative yearly amounts for periods ranging from one to four years and generally expire ten years from the date of the grant. The Company's Board of Directors adopted the Plan prior to the Distribution. As of April 30, 2003, 262 shares have been issued under the Plan.

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

      The pro forma results shown below reflect the impact of all options granted, cancelled and exercised since inception of the Plan on the results for Fiscal 2003, Fiscal 2002 and Fiscal 2001.

                                                                        For the Fiscal Year Ended April 30,
                                                                -----------------------------------------------------------
                                                                         2003                  2002                  2001
                                                                ----------------      ---------------       ---------------

Net (loss) income:
  As reported.................................................  $       (39,929)      $         9,197       $         3,629
  Pro forma...................................................  $       (38,777)      $         8,248       $         2,551

Net (loss) income per share:
  As reported:
     Basic....................................................  $         (3.02)      $          0.70       $          0.28
Diluted.......................................................  $         (3.02)      $          0.70       $          0.28
Pro forma:
     Basic....................................................  $         (2.93)      $          0.63       $          0.20
Diluted.......................................................  $         (2.93)      $          0.63       $          0.19

      The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 2003 and Fiscal 2001, respectively. There were no options granted during Fiscal 2002.

                                                                                  For the Fiscal Year Ended April 30,
                                                                                  -----------------------------------
                                                                                          2003          2001
                                                                                    -----------   --------------

     Expected life of option                                                          7.0 years        7.0 years
     Risk free interest rate                                                              1.38%            5.74%
     Expected volatility of the Company Common Stock                                     77.10%           75.10%

      The weighted-average fair value of options granted was $2.09 and $5.96 for Fiscal 2003 and Fiscal 2001, respectively.

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


      The summary of option transactions follows:
                                                                      Options Outstanding              Options Exercisable
                                                                      ----------------------      --------------------------
                                                                                    Weighted-                     Weighted-
                                                                                     Average                       Average
                                                                                     Exercise                      Exercise
                                                                     Options          Price            Options       Price
                                                                     ---------    ------------         --------   -----------
Balance at April 30, 2000.....................................             5,110  $       11.37          3,519  $         9.74
   Granted....................................................               566           8.04
   Exercised..................................................                (6)          7.91
   Canceled...................................................              (813)         18.81
                                                                  --------------

Balance at April 30, 2001.....................................             4,857           9.74          3,961            9.39
   Canceled...................................................              (237)         11.41
                                                                  --------------

Balance at April 30, 2002.....................................             4,620           9.66          4,305            9.61
   Granted....................................................                90           2.95
   Canceled...................................................              (596)          9.49
                                                                  ---------------

                                                                           4,114  $        9.54          3,910  $         9.73
                                                                  ==============  =============  =============  ==============


      The following table summarizes information about stock options outstanding at April 30, 2003:

                                                                       Options Outstanding                 Options Exercisable
                                                                       -------------------                 -----------------
                                                                    Weighted-
                                                                      Average        Weighted-                     Weighted-
                                                                    Remaining         Average                       Average
     Range of                                                      Contractual        Exercise                      Exercise
        Prices                                           Options       Life            Price        Options           Price
       -------                                           --------     -------         ---------     -------         -------
$2.95             .............................               90      9.89 years      $    2.95                   $
$  5.43 - $  7.38 .............................              599      5.84 years           6.39          514            6.50
$  9.00           .............................            2,534      5.11 years           9.00        2,534            9.00
$  9.13 - $11.75  .............................              358      4.55 years          10.22          337           10.15
$ 12.00 - $16.28  .............................              400      4.64 years          13.19          400           13.19
$ 21.88 - $ 29.13 .............................              133      6.62 years          25.42          125           25.65
                                                         -------                                       -----
ss                                                         4,114      5.28 years      $    9.54        3,910      $     9.73
                                                         ========     ==========      ==========       =====      ==========


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

NOTE 16--SEGMENT REPORTING

      The long-term strategic business plan adopted during fiscal the year ended April 30, 2003 views the Company as a single reporting entity in the printing business. Consistent with this view, the Chief Executive Officer and Chief Financial Officer began assessing performance and allocating resources based on the Company's consolidated results and financial position. Accordingly, the Company ceased reporting segment information for its operations formerly known as the Printing and Solutions divisions for Fiscal 2003.

      The Company transacts business in the United States, Canada and Puerto Rico. The Company does not allocate corporate overhead by segment in assessing performance. Corporate expenses and overhead included within the operating income of the United States operations totaled $13,330, $6,477, and $13,695 for Fiscal 2003, 2002 and 2001, respectively.

Geographic Segments

      The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                            For the Fiscal Year Ended April 30,
                                                                     -------------------------------------------
                                                                             2003           2002           2001
                                                                     -------------  -------------  -------------
Revenues:
   United States..................................................   $     476,072  $     476,376  $     428,051
   Canada.........................................................         136,649        132,184        145,023
   Puerto Rico....................................................           9,996         10,396          9,429
                                                                     -------------  -------------  -------------
     Total........................................................   $     622,717  $     618,956  $     582,503
                                                                     =============  =============  =============

Operating income:
   United States..................................................   $    (11,307)  $      13,380  $       4,430
   Canada.........................................................          10,747         14,121         13,629
   Puerto Rico....................................................             987          1,052            837
                                                                     -------------  -------------  -------------
     Total........................................................   $         427  $      28,553  $      18,896
                                                                     =============  =============  =============

Identifiable assets (at year-end):
   United States..................................................   $     261,152  $     302,977  $     292,200
   Canada.........................................................          65,500         52,156         56,716
   Puerto Rico....................................................           3,225          3,066          3,085
                                                                     -------------  -------------  -------------
     Total........................................................   $     329,877  $     358,199  $     352,001
                                                                     =============  =============  =============


NOTE 17--RELATED PARTY TRANSACTIONS

Lease for Workflow Subsidiary Administrative Offices

      On December 21, 1998, a subsidiary of the Company entered into a lease with an entity owned and controlled by, Thomas D'Agostino, Jr., a former executive officer of the Company for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company paid $456, $288 and $292, respectively, in lease payments for this facility. In addition, the Company has incurred $1,061 for leasehold improvements since the inception of the lease.

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


Transactions with Kaufman & Canoles

      The Company has retained the law firm of Kaufman & Canoles in connection with certain legal representations. Gus J. James II, a former Director of the Company, is the President, a director and a shareholder of Kaufman & Canoles. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company paid $1,582, $1,218 and $1,059 in fees to Kaufman & Canoles for legal services, respectively. Mr. James resigned from the Board of Directors effective February 28, 2003.

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

Lease for Company Corporate Headquarters

      On January 8, 1999, the Company entered into a lease, with a purchase option, for corporate office space in a building partially owned by an entity beneficially owned by Thomas D'Agostino, Jr., a former executive officer of the Company and his brother. Thomas D'Agostino, Sr., former Chairman, President and Chief Executive Officer, provided short-term bridge financing for the purchase of the property. The terms and conditions of the ten-year lease were based on the market value of the office space. In connection with such lease, the Company entered into an agreement with the landlord's lender, Bank of America, N.A., and the landlord, pursuant to which the Company agreed to purchase the building in the event the landlord defaulted on its financing arrangement with the lender. During Fiscal 2002 and Fiscal 2001, the Company paid $123 and $370, respectively, in lease payments for this facility. In addition, the Company incurred $1,889 for leasehold improvements. Under the restructuring plan implemented in Fiscal 2001, the Company relocated its corporate headquarters to a smaller facility in Palm Beach during September 2001. The landlord agreed to reimburse the Company for tenant improvements made to the premises in the aggregate amount of $1,200, $500 of which was remitted upon termination of the lease and the remainder of which is being disbursed in increments of $70 annually through September 2011. In connection with the lease termination, the Company agreed to remit a broker fee of $300 to the broker responsible for locating the replacement tenant.

Subordinated Related Party Debt

During Fiscal 1999, the Company issued subordinated unsecured notes including attached warrants to certain former members of the Company's management. During Fiscal 2001 and Fiscal 2000, the Company issued 37 and 5 warrants, respectively, which were exercisable into shares of Company Common Stock at a nominal cost. The subordinated notes were repaid and terminated during Fiscal 2001. The write-off of $111 ($64 net of taxes) of debt issue costs in connection with debt extinguishment was treated as an extraordinary item. During Fiscal 2003, warrant holders exercised 11 warrants for Company Common Stock. At April 30, 2003, the Company had 31 warrants outstanding and exercisable.


Related Party Loan

         On January 12, 2001, the Company contributed $250 to AEI Environmental (d/b/a Livestock Direct). On March 15, 2001, AEI Environmental acquired Pigsale.com, Inc., an entity in which certain former executive officers and a Director of the Company held a majority voting and economic interest, in a stock transaction in which the equity proceeds were distributed to the former officers and Director. The Company transferred any interest it had in AEI Environmental to a former executive officer of the Company who had resigned in mid-January 2001. In exchange, the former officer executed promissory notes dated January

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)

12, 2001, payable to the Company in the aggregate principal amount of $250. These loans were minimally secured by the AEI Environmental equity. The notes accrued interest at a rate of 8% per annum and were payable in full on January 12, 2003. The notes have not been paid as of April 30, 2003 and the Company recorded a related reserve of $291, representing principal and accrued interest at April 30, 2003.

Sale of Properties and Purchase of Equity

      In May and June 2000, the Company sold three properties to an entity beneficially owned by certain former executives of the Company for $2,500. This entity then entered into agreements to sell two of the properties to unrelated third parties. In September 2000, the Company purchased all of the outstanding equity of this entity from the former Company executives for $2,500, and subsequently sold to unrelated third parties the two properties that were subject to sale agreements.

NOTE 18--SUBSEQUENT EVENTS

Resignation of Chairman of the Board

      On July 19, 2003, Thomas B. D'Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released the Company from any obligation to pay severance or other amounts under his employment agreement with the Company. At April 30, 2003, the Company had approximately $2,600 accrued for obligations under Mr. D'Agostino's agreement. Based on the results of an investigation conducted by the Audit Committee of the Board with the assistance of forensic auditors and special counsel, the Company's Audit Committee determined that Mr. D'Agostino failed to comply with Company policies and procedures, including those relating to expenses and personal business activities, that Mr. D'Agostino failed to furnish complete information to the Board regarding certain transactions, and that Mr. D'Agostino should reimburse the Company for certain expenses paid by the Company. On July 21, 2003, while not admitting to any wrongdoing, Mr. D'Agostino paid $400 to the Company in settlement of these matters. The results of the Audit Committee investigation did not reveal any matters that would have a material impact on the financial statements of the Company for any prior historical period. Following Mr. D'Agostino's resignation, the Board elected Gerald F. Mahoney as the Chairman of the Board.


Sale of Discontinued Operations

      Effective July 31, 2003, the Company completed the divestiture of certain non-core print manufacturing operations. The assets and liabilities of the divested businesses, which have been excluded from the Company's historical operating results and classified as discontinued operations at April 30, 2003, were sold to a financial buyer for $5,000 in gross proceeds. After payment of expenses, the transaction generated net cash proceeds of approximately $4,900. The Company used these net proceeds to make certain earn-out payments that were due in May 2003 under purchase agreements for prior acquisitions and to reduce outstanding indebtedness with its senior lenders. With the divestiture, Workflow exited the print manufacturing of various types of specialty packaging, folding boxes and vinyl, flexographic and silkscreen labels and signs. See further discussion of discontinued operations under "Note 9 - Discontinued Operations".


Credit Facility Amendment

      On August 1, 2003, the Company entered into the Amended Restructured Credit Facility with its senior lenders. Under the terms of the Amended Restructured Credit Facility, Term Loan B, originally due on December 31, 2003, will mature on May 1, 2004. The Revolver and Term Loan A, both of which were originally due on June 30, 2005, will mature on August 1, 2004.

     In addition to modifying the maturity dates of the Company's senior debt, the Amended Restructured Credit Facility also: (i) waives the debt covenant violations at April 30, 2003, (ii) allows the Company to make certain earn-out payments that were previously required to be deferred under the Restructured Credit Facility, (iii) provides the Company with improved advance rates under the Revolver on eligible accounts receivable and inventory and (iv) contains a number of other affirmative covenants. These covenants include, but are not limited to, the requirement that the Company meet certain amended leverage ratio, interest coverage ratio, fixed charge ratio and minimum EBITDA thresholds on an ongoing basis.

      The Amended Restructured Credit Facility also changed the conditions under which the Company's senior lenders may exercise warrants to purchase the Company's common stock, modified the exercise schedule of the warrants originally granted with the Restructured Credit Facility and increased the number of shares of common stock potentially issuable upon exercise of the

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


warrants. Under the Amended Restructured Credit Facility, the Company's senior lenders now hold warrants for 2,400 shares which would represent approximately 15.2% of the Company's outstanding common stock if the warrants were exercised. The first warrant tranche, for 400 shares, becomes exercisable on December 31, 2003 unless, by November 30, 2003, the Company has delivered to its senior lenders a plan that is acceptable to its lenders to repay, in total, all of the outstanding obligations under the Amended Restructured Credit Facility. Additional warrant tranches of 400 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004 but only in the event there remains outstanding indebtedness under the Amended Restructured Credit Facility on the date the tranche becomes exercisable. Each warrant tranche would have an exercise price equal to the fair market value of the Company's common stock on the date the tranche becomes exercisable. See further discussion of the Company's long-term debt under "Note 10 - Debt".

                           WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars In Thousands, Except Per Share Data)


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following presents certain unaudited quarterly financial data for Fiscal 2003 and Fiscal 2002. The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information. Net income per share is computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

                                                                      Fiscal 2003 Quarters
                                                --------------------------------------------------------------
                                                   First      Second        Third       Fourth         Total
                                               -----------  -----------  -----------  -----------  -----------
Revenues....................................   $   150,122  $   159,201  $   160,860  $   152,534  $   622,717
Gross profit................................        42,026       44,802       41,943       43,370      172,141
Operating income (loss).....................         6,424        8,934         (777)     (14,154)         427
(Loss) income from continuing operations....        (2,614)         654       (6,122)     (21,337)     (29,419)
Income (loss) from discontinued operations..           215         (137)     (11,227)         639      (10,510)
Net (loss) income...........................        (2,399)         517      (17,349)     (20,698)     (39,929)

Net (loss) income per share:
   Basic:
     (Loss) income from continuing operations  $     (0.20)  $     0.05  $     (0.46)  $    (1.60)  $    (2.23)
     Income (loss) from discontinued operations       0.02        (0.01)       (0.85)        0.04        (0.79)
                                               -----------   ----------   ----------   ----------   ----------

     Net (loss) income......................   $    (0.18)  $      0.04  $    (1.31)  $    (1.56)  $     (3.02)
                                               ==========   ===========  ==========   ==========   ===========

   Diluted:
     (Loss) income from continuing operations  $    (0.20)  $      0.05  $    (0.46)  $    (1.60)  $     (2.23)
     Income (loss) from discontinued operations      0.02         (0.01)      (0.85)        0.04         (0.79)
                                               ----------   -----------  -----------   ---------   -----------

     Net (loss) income......................   $    (0.18)  $      0.04  $    (1.31)  $    (1.56)  $     (3.02)
                                               ==========   ===========  ==========   ==========   ===========

Weighted average shares outstanding:
    Basic...................................        13,155       13,194       13,240       13,300       13,222
    Diluted.................................        13,155       13,224       13,240       13,300       13,222


                                                                        Fiscal 2002 Quarters
                                                    ----------------------------------------------------------
                                                    First       Second         Third      Fourth        Total
                                                    -----       ------         -----      ------        -----
Revenues....................................   $   149,598  $   154,446  $   156,179  $   158,733  $   618,956
Gross profit................................        42,626       42,768       43,949       43,384      172,727
Operating income............................         6,995        5,550        7,884        8,124       28,553
Income from continuing operations...........         2,058        1,291        2,719        2,787        8,855
Income (loss) from discontinued operations..           240          132           32         (62)          342
Net income..................................         2,298        1,423        2,750        2,726        9,197

Net income per share:
   Basic:
     Income from continuing operations......   $      0.16  $      0.10  $      0.21  $      0.21  $      0.68
     Income (loss) from discontinued operations       0.02         0.01         0.00        (0.00)        0.02
                                               -----------  -----------  -----------  -----------  -----------
     Net income.............................   $      0.18  $      0.11  $      0.21  $      0.21  $      0.70
                                               ===========  ===========  ===========  ===========  ===========

   Diluted:
     Income from continuing operations......   $      0.16  $      0.10  $      0.21  $      0.21  $      0.68
     Income (loss) from discontinued operations       0.02         0.01         0.00        (0.00)        0.02
                                               -----------  -----------  -----------  -----------  -----------
     Net income.............................   $      0.18  $      0.11  $      0.21  $      0.21  $      0.70
                                               ===========  ===========  ===========  ===========  ===========

Weighted average shares outstanding:
    Basic...................................        13,002       13,030       13,069       13,111       13,053
    Diluted.................................        13,069       13,072       13,111       13,153       13,101



                        WORKFLOW MANAGEMENT, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE THREE FISCAL YEARS ENDED APRIL 30, 2003
                                 (In Thousands)


                                                  Balance at   Charged to   Charged to                                   Balance
                                                   Beginning    Costs and      Other                                    at End of
        Description                  Date          of Period    Expenses     Accounts     Deductions        Date          Period
        -----------                  ----          ---------    --------     --------     ----------        ----          ------
Allowance for doubtful
   Accounts..............       April 30, 2000       4,191         945         12(b)       (1,121)(a)  April 30, 2001     4,027
                                April 30, 2001       4,027         848                         42 (a)  April 30, 2002     4,917
                                April 30, 2002       4,917       2,010       133(e)(f)     (3,605)(a)  April 30, 2003     3,455

Accumulated amortization
   of intangibles........       April 30, 2000       3,872       2,754                        (44)(c)  April 30, 2001     6,582
                                April 30, 2001       6,582         100                        (19)(c)  April 30, 2002     6,663
                                April 30, 2002       6,663          99       (446)(f)         (12)(c)  April 30, 2003     6,304

(a) Represents write-offs of uncollectible accounts receivable
(b) Allowance for doubtful accounts acquired in purchase acquisitions
(c) Represents write-offs of intangible assets
(d) Represents accumulated amortization acquired in purchase acquisitions
(e) Represents recoveries of previous write-offs
(f) Represents the write-off of balances for discontinued operations


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

      The information required by Part III, Items 10, 11, 12 and 15 will be contained in an amendment to this Form 10-K filed within 120 days after the end of Fiscal 2003 in accordance with General Instruction G(3) of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant

      As noted above, Item 10 information will be contained in an amendment to this Form 10-K to be filed within 120 days after the end of Fiscal 2003.

Item 11.  Executive Compensation

      As noted above, Item 11 information will be contained in an amendment to this Form 10-K to be filed within 120 days after the end of Fiscal 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      As noted above, Item 12 information will be contained in an amendment to this Form 10-K to be filed within 120 days after the end of Fiscal 2003.

Item 13.  Certain Relationships and Related Transactions

Lease for Workflow Subsidiary Administrative Offices

      On December 21, 1998, a subsidiary of the Company entered into a lease with an entity owned and controlled by Thomas B. D'Agostino, Jr., a former officer of the Company, for office space in Norfolk, Virginia. The terms and conditions of the ten-year lease are based on the market value of the office space. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company paid $0.5 million, $0.3 million and $0.3 million, respectively, in lease payments for this facility. In addition, the Company has incurred $1,061 for leasehold improvements since the inception of the lease.

Notes Receivable for Stock Loans

      During Fiscal 2001 and Fiscal 1999, the Company extended loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes were full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. During fiscal 2003, the Company collected $4.5 million in principal and $0.8 million in interest as payments on the Director and Officer Notes and charged $0.7 million for uncollectible notes. At April 30, 2003, $53,000 (net of a $0.3 million reserve established for uncollectible notes) was outstanding on the Director and Officer notes. The Company is actively pursuing all legal remedies available to facilitate collection of outstanding amounts.

Resignation of Chairman of the Board

      On July 19, 2003, Thomas B. D'Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released the Company from any obligation to pay severance or other amounts under his employment agreement with the Company. At April 30, 2003, the Company had approximately $2.6 million accrued for obligations under Mr. D'Agostino's agreement. Based on the results of an investigation conducted by the Audit Committee of the Board with the assistance of forensic auditors and special counsel, the Company's Audit Committee determined that Mr. D'Agostino failed to comply with Company policies and procedures, including those relating to expenses and personal business activities, that Mr. D'Agostino failed to furnish complete information to the Board regarding certain transactions, and that Mr. D'Agostino should reimburse the Company for certain expenses paid by the Company. On July 21, 2003, while not admitting to any wrongdoing, Mr. D'Agostino paid $400,000 to the Company in settlement of these matters. The results of the Audit Committee investigation did not reveal any matters that would have a material impact on the financial statements of the Company for any prior historical period. Following Mr. D'Agostino's resignation, the Board elected Gerald F. Mahoney as the Chairman of the Board.

Item 14.  Controls and Procedures

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

              In addition, during this period, with the assistance of forensic auditors and counsel, the Audit Committee of the Board of Directors of the Company conducted an investigation of certain transactions and related disclosures. As a result of the investigation, the Audit Committee has directed the implementation of additional procedures relating to the approval and disclosure of transactions with directors, officers and their family members and affiliated entities.

              Based upon the evaluation and the results of the Audit Committee's internal investigation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.


Item 15.  Principal Accountant Fees and Services

      As noted above, Item 15 information will be contained in an amendment to this Form 10-K to be filed within 120 days after the end of Fiscal 2003.

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a. Financial Statements and Schedules:

         1. Financial Statements (See Item 8. hereof.)

         2. Financial Statement Schedule (See Item 8. hereof.)

      b. Reports on Form 8-K during the quarter ended April 30, 2003: None

      c.  Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

                                   Signatures

      In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Palm Beach, State of Florida, on August 13, 2003.

                       WORKFLOW MANAGEMENT, INC.

                     By:              /s/ Gary W. Ampulski
                             ----------------------------------------
                              President and Chief Executive Officer

      In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes and appoints Gary W. Ampulski and Michael L. Schmickle and each of them individually, his true and lawful attorney-in fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.

                 Signature                                           Title                                       Date

/s/ Gary W. Ampulski                              Director, President and Chief Executive                  August 13, 2003
---------------------------------------------     Officer (Principal Executive Officer)
Gary W. Ampulski

/s/ Michael L. Schmickle                          Executive Vice President, Chief Financial                August 13, 2003
---------------------------------------------     Officer, Secretary and Treasurer
Michael L. Schmickle                              (Principal Financial Officer and
                                                   Principal Accounting Officer)


/s/ Thomas A. Brown, Sr.                          Director                                                 August 13, 2003
---------------------------------------------
Thomas A. Brown, Sr.

/s/ Gerald F. Mahoney                             Chairman of the Board and Director                       August 13, 2003
---------------------------------------------
Gerald F. Mahoney

                                                  Director                                                 August 13, 2003
---------------------------------------------
James J. Maiwurm

/s/ Roger J. Pearson                              Director                                                 August 13, 2003
---------------------------------------------
Roger J. Pearson

/s/ Peter S. Redding                              Director                                                 August 13, 2003
---------------------------------------------
Peter S. Redding

/s/ F. Craig Wilson                               Director                                                 August 13, 2003
---------------------------------------------
F. Craig Wilson


        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


   I, Gary W. Ampulski, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Workflow Management, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c)   presented   in  this  report  our   conclusions   about  the
                    effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    August 13, 2003          /s/ Gary W. Ampulski
                                  --------------------
                                  Gary W. Ampulski, Chief Executive Officer

   I, Michael L. Schmickle, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Workflow Management, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003        /s/ Michael L. Schmickle
                              ------------------------
                              Michael L. Schmickle, Chief Financial Officer

        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company's chief executive officer and chief financial officer each certify as follows:

     (a) This  Report on Form  10-K  fully  complies  with the  requirements  of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

     (b) The information contained in this Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.



                       /s/ Gary W. Ampulski
                       ---------------------
                       Gary W. Ampulski
                       Chief Executive Officer
                       August 13, 2003

                       /s/ Michael L. Schmickle
                       ------------------------
                       Michael L. Schmickle
                       Chief Financial Officer
                       August 13, 2003

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

3.3            Amended and Restated Bylaws of the Company. (Incorporated by reference to the Registrant's Form 10-Q/A,         *
               Commission File No. 0-24383, previously filed with the Commission on April 9, 1999).

4.1            Form of certificate representing shares of Common Stock (Incorporated by reference to the Registrant's Form     *
               S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.1           Form of Distribution Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec             *
               Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc. (Incorporated by
               reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.2           Form of Tax Allocation Agreement among U.S. Office Products Company, Workflow Management, Inc., Aztec           *
               Technology Partners, Inc., Navigant International, Inc. and School Specialty, Inc. (Incorporated by
               reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.3           Form of Tax Indemnification Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc.,         *
               Navigant International, Inc. and School Specialty, Inc. (Incorporated by reference to the Registrant's Form
               S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.4           Form of Employee Benefits Agreement among Workflow Management, Inc., Aztec Technology Partners, Inc.,           *
               Navigant International, Inc. and School Specialty, Inc. (Incorporated by reference to the Registrant's Form
               S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.5           Agreement dated as of January 24, 1997 between SFI Corp. and Thomas B. D'Agostino. (Incorporated by             *
               reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.6           Agreement dated as of January 24, 1997 between Hano Document Printers, Inc. and Timothy L. Tabor.               *
               (Incorporated by reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).

10.7           Services Agreement dated as of January 13, 1998 between U.S. Office Products Company and Jonathan J.            *
               Ledecky. (Incorporated by reference to the Registrant's Form S-1, Commission File No. 333-46535, as
               amended, previously filed with the Commission).

10.8           Form of Credit Agreement between Workflow Management, Inc., certain other borrowers and Bankers Trust           *
               Company, as Agent (Incorporated by reference to the Registrant's Form S-1, Commission File No. 333-46535,
               as amended, previously filed with the Commission).

10.9           Form of 1998 Stock Incentive Plan. (Incorporated by reference to the Registrant's Form S-1, Commission File     *
               No. 333-46535, as amended, previously filed with the Commission).

10.10          Form of Executive Employment Agreement. (Incorporated by reference to the Registrant's Form S-1, Commission     *
               File No. 333-46535, as amended, previously filed with the Commission).

10.11          Form of Employment Agreement between Workflow Management, Inc. and Jonathan J. Ledecky. (Incorporated by        *
               reference to the Registrant's Form S-1, Commission File No. 333-46535, as amended, previously filed with the Commission).






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

10.15          Form of Software Source Code License Agreement between Workflow Management, Inc. and U.S. Office Products       *
               Company for Imagenet technology. (Incorporated by reference to the Registrant's Form S-1, Commission File
               No. 333-46535, as amended, previously filed with the Commission).

10.16          Employment Agreement dated June 11, 1998, between Workflow Management, Inc. and Thomas B. D'Agostino.           *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 24, 1998.)

10.17          Stock Option Award Agreement dated June 10, 1998, between Workflow Management, Inc. and Jonathan J.             *
               Ledecky. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 24, 1998.)

10.18          Stock Option Award Agreement dated June 10, 1998, between Workflow Management, Inc. and Thomas B.               *
               D'Agostino. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383,
               previously filed with the Commission on July 24, 1998.)

10.19          Form Secured Promissory Note for Executive Stock Loan Program. (Incorporated by reference to the                *
               Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8,
               1998.)

10.20          Form Unsecured Promissory Note for Executive Stock Loan Program. (Incorporated by reference to the              *
               Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8,
               1998.)

10.21          Form Pledge Agreement for Executive Stock Loan Program. (Incorporated by reference to the Registrant's Form     *
               10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8, 1998.)

10.22          Stock Purchase Agreement dated October 5, 1998 between Workflow Management, Inc., Penn-Grover Envelope          *
               Corp. and Stuart Grover. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No.
               0-24383, previously filed with the Commission on December 8, 1998.)

10.23          Stock Purchase Agreement dated October 21, 1998 between SFI of Delaware, LLC, Danziger Graphics, Inc., H.       *
               Roy Danziger, Inc., Robert Danziger and Roy Danziger. (Incorporated by reference to the Registrant's Form
               10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8, 1998.)

10.24          Stock Purchase Agreement dated November 30, 1998 between SFI of Delaware, LLC, Caltar, Inc., Jack Tarr and      *
               the Tarr Family Trust. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No.
               0-24383, previously filed with the Commission on December 8, 1998.)

10.25          Stock Purchase Agreement dated November 30, 1998 between Workflow Management, Inc., Direct Pro LLC, Robert      *
               Sands, TLG Realty LLC, Richard Schlanger and Robert Fishbein. (Incorporated by reference to the
               Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on December 8,
               1998.)





10.26          Stock Purchase Agreement dated February 5, 1999, among Workflow Management, Inc., Premier Graphics, Inc.,       *
               Stanley L. Pippin, Michael D. Snyder and Dean J. Murry. (Incorporated by reference to the Registrant's Form
               10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.27          Stock Purchase Agreement dated February 12, 1999, among Workflow Management, Inc., Pacific-Admail, Inc.,        *
               James G. Corey and Sharon Corey. (Incorporated by reference to the Registrant's Form 10-Q, Commission File
               No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.28          Amendment and Restatement of Credit Agreement dated December 4, 1998 among Workflow Management, Inc., Data      *
               Business Forms Limited, Bankers Trust Company, as Agent, and certain other lenders. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.29          Subscription Agreement dated January 19, 1999 between Workflow Management, Inc. and the Thomas B. and           *
               Elzbieta D'Agostino 1997 Charitable Remainder Trust. (Incorporated by reference to the Registrant's Form
               10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

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

10.32          12% Subordinate Promissory Note dated January 19, 1999 and form Warrant made by Workflow Management, Inc.       *
               and held by the Thomas B. and Elzbieta D'Agostino 1997 Charitable Remainder Trust. (Incorporated by
               reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.33          12% Subordinate Promissory Note dated January 19, 1999 and form Warrant made by Workflow Management, Inc.       *
               and held by Richard M. Schlanger. (Incorporated by reference to the Registrant's Form 10-Q, Commission File
               No. 0-24383, previously filed with the Commission on March 8, 1999.)

10.34          12% Subordinate Note dated January 19, 1999 and form Warrant made by Workflow Management, Inc. and held by      *
               Robert Fishbein. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383,
               previously filed with the Commission on March 8, 1999.)

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

10.37          Agreement dated December 30, 1998, among Nationsbank, N.A., Workflow Management, Inc. and FJK-TEEJAY            *
               Limited. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 8, 1999.)

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

10.45          Purchase Agreement dated March 1, 1999 between Data Business Forms Limited, Dale A. Hodgson, Sundog             *
               Printing Limited and 408446 Alberta, Inc. (Incorporated by reference to the Registrant's Form 10-K,
               Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.46          Purchase Agreement dated March 1, 1999 between Data Business Forms Limited, Ray Remenda, Sundog Printing        *
               Limited and 517244 Alberta, Ltd. (Incorporated by reference to the Registrant's Form 10-K, Commission File
               No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.47          Stock Purchase Agreement dated March 18, 1999 between SFI of Delaware, LLC, JWC Acquisition Corp., Superior     *
               Graphics, Inc., Wesley Cheringal and John Cheringal. (Incorporated by reference to the Registrant's Form
               10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.48          Stock Purchase Agreement dated February 26, 1999 between Workflow Management, Inc., Workflow Management         *
               Acquisition Corp., Universal Folding Box Co., Inc. , Sanford L. Batkin and the Sanford L. Batkin Annuity
               Trust. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.49          Stock Purchase Agreement dated June 2, 1999 between SFI of Delaware, LLC, Graphic Management Corporation,       *
               Roger Kimps, Starlene Kimps, Rebecca Kaye, Rachael A. Kimps, and Ryan M. Kimps. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July
               20, 1999.)

10.50          Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and Thomas B. D'Agostino, Sr.       *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.51          Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and Steven R. Gibson.               *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.52          Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and Claudia S. Amlie.               *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.53          Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and Thomas B. D'Agostino, Jr.       *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.54          Employment Agreement dated April 1, 1999, between Workflow Management, Inc. and Richard M. Schlanger.           *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.55          Severance Agreement dated April 1, 1999, between Workflow Management, Inc. and Thomas B. D'Agostino, Jr.        *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)



10.56          Severance Agreement dated April 1, 1999, between Workflow Management, Inc. and Richard M. Schlanger.            *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 20, 1999.)

10.57          Employment Agreement, dated June 1, 1999, between Workflow Management, Inc., SFI of Delaware, LLC and           *
               Frederick Shaw. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383,
               previously filed with the Commission on July 20, 1999.)

10.58          Amended and Restated Credit Agreement, dated March 10, 2000, among Workflow Management, Inc., Data Business     *
               Forms Limited, Various Lending Institutions, Bank One, N.A., as Syndication Agent and Fleet National Bank,
               as Administrative Agent. (Incorporated by reference to the Registrant's Form 10-K, Commission File No.
               0-24383, previously filed with the Commission on July 28, 2000.)

10.59          Employment Agreement, dated March 20, 2000, between iGetSmart.com, Inc., a wholly owned subsidiary of           *
               Workflow Management, Inc., and Thomas B. D'Agostino, Jr. (Incorporated by reference to the Registrant's
               Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.60          Employment Agreement, dated March 20, 2000, between Workflow Management, Inc. and Claudia Saenz Amlie.          *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.61          Employment Agreement, dated March 20, 2000, between Workflow Management, Inc. and Michael L. Schmickle.         *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.62          Purchase Agreement, dated March 23, 2000, between Workflow Management, Inc., Office Electronics, Inc. and       *
               its shareholders. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383,
               previously filed with the Commission on July 28, 2000.)

10.63          Employment Agreement, dated April 30, 2001, between Workflow Management, Inc. and Thomas B. D'Agostino.         *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.64          Employment Agreement, dated April 30, 2001, between Workflow Management, Inc. and Steve R. Gibson.              *
               (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-24383, previously filed with the Commission on July 28, 2000.)

10.65          Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 27, 2000, among Workflow            *
               Management, Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as
               Administrative Agent. (Incorporated by reference to the Registrant's Form 10-Q Commission File No. 0-24383,
               previously filed with the Commission on December 15, 2000.)

10.66          Amendment No. 2 to Amended and Restated Credit Agreement, dated as of September 29, 2000, among Workflow        *
               Management, Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as
               Administrative Agent. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No.
               0-24383, previously filed with the Commission on December 15, 2000.)

10.67          Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 6, 2000, among Workflow          *
               Management, Inc., Data Business Forms Limited, Various Lending Institutions and Fleet National Bank, as
               Administrative Agent. (Incorporated by reference to the Registrant's Form 10-Q, Commission File No.
               0-24383, previously filed with the Commission of December 15, 2000.)

10.68          Severance Agreement, dated April 30, 2003, between Workflow Management, Inc. and Claudia S. Amlie.              *
               (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on July 30, 2001).

10.69          Employment Agreement, dated May 1, 2001, between Workflow Management, Inc. and Michael L. Schmickle.            *
               (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on July 30, 2001).




10.70          Amendment No. 1 Employment Agreement, dated May 1, 2001, between Workflow Management, Inc. and Steve R.         *
               Gibson.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on July 30, 2001).

10.71          Amendment No. 1 Employment Agreement, dated May 1, 2001, between Workflow Management, Inc. and Thomas B.        *
               D'Agostino, Sr.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383,
               previously filed with the Commission on July 30, 2001).

10.72          Amendment No. 1 Employment Agreement, dated May 1, 2001, between Workflow Management, Inc. and Thomas B.        *
               D'Agostino, Jr.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383,
               previously filed with the Commission on July 30, 2001).

10.73          Severance Agreement, dated January 16, 2001, between Workflow Management, Inc. and Richard M. Schlanger.        *
               (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on July 30, 2001).

10.73-1        Amendment No. 4 to Amended and Restated Credit Agreement, dated July 26, 2001, by and among Workflow            *
               Management, Inc., Data Business Forms Ltd., Fleet National Bank, the other lending institutions party thereto and Fleet National Bank as administrative agent for the lenders.  (Incorporated by reference to the
               Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on September 14,
               2001).

10.74          Amended and Restated Limited Waiver and Amendment, dated May 29, 2002, by and among Workflow Management,        *
               Inc., Data Business Forms Ltd., Fleet National Bank, Bank One, N.A., Comerica Bank, Bank of America, Union
               Bank of California, N.A., National City Bank, LaSalle Bank National Association, and Chevy Chase Bank,
               F.S.B.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on July 13, 2002).

10.75          Limited Waiver and Amendment, dated July 16, 2002, by and among Workflow Management, Inc., Data Business        *
               Forms Limited, Fleet National Bank, Comerica Bank, Bank of America, National City Bank, LaSalle Bank
               National Association, and Chevy Chase Bank, F.S.B.  (Incorporated by reference to the Registrant's Form
               10-Q, Commission File No. 0-24383, previously filed with the Commission on July 13, 2002).

10.76          Amendment No. 1 to Limited Waiver and Amendment dated as of July 16, 2002, dated August 15, 2002, by and        *
               among Workflow Management, Inc., Data Business Forms Limited, Fleet National Bank, Bank One, N.A., Bank of
               America, National City Bank, LaSalle Bank National Association, and Chevy Chase Bank, F.S.B.  (Incorporated
               by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the
               Commission on July 13, 2002).

10.77          Limited Waiver and Amendment dated as of October 15, 2002 by and among Workflow Management, Inc., Data          *
               Business Forms Ltd., Fleet National Bank, as administrative agent, Bank One, N.A., as syndication agent, and Bank of America, Comerica Bank and Union Bank of California, N.A., as co-agents for the lenders.
               (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on December 23, 2002).

10.78          Severance Agreement and Release, dated January 10, 2003, between Workflow Management, Inc. and Steve R.         *
               Gibson.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 18, 2003).

10.79          Consulting Agreement, dated January 10, 2003, between Workflow Management, Inc. and Steve R. Gibson.            *
               (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 18, 2003).

10.80          Agreement, dated January 6, 2003, between Workflow Management, Inc. and Thomas B. D'Agostino, Sr.               *
               (Incorporated by reference to the Registrant's Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 18, 2003).

10.81          First Amendment to Employment Agreement, dated December 23, 2002, between Workflow Management, Inc. and         *
               Michael L. Schmickle.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No.
               0-24383, previously filed with the Commission on March 18, 2003).



10.82          Second Amended and Restated Credit Agreement, dated as of January 15, 2003, among Workflow Management,          *
               Inc., Data Business Forms Limited, Various Lending Institutions, Bank One, N.A., a Syndication Agent, Bank
               of America, Comerica Bank, and Union Bank of California, N.A., as Co-Agents, and Fleet National Bank, as
               Administrative Agent.  (Incorporated by reference to the Registrant's Form 10-Q, Commission File No.
               0-24383, previously filed with the Commission on March 18, 2003).

10.83          Warrant Purchase Agreement, dated January 15, 2003, among Workflow Management, Inc., Fleet National Bank,       *
               Bank One, N.A., Comerica Bank, Bank of America, Union Bank of California, N.A., National City Bank, Chevy
               Chase Bank, F.S.B., and LaSalle Bank National Association.  (Incorporated by reference to the Registrant's
               Form 10-Q, Commission File No. 0-24383, previously filed with the Commission on March 18, 2003).

**10.84        Agreement and Release, dated July 19, 2003, between Workflow Management, Inc. and Thomas B. D'Agostino, Sr.

**10.85        First Amendment and Waiver to Second Amended and Restated Credit Agreement, effective August 1, 2003, among
               Workflow Management, Inc., Data Business Forms Limited, Fleet National Bank, as administrative agent, Bank
               One, N.A., as syndication agent, Bank of America, Comerica Bank and Union Bank of California, N.A., as
               co-agents for the lenders, National City Bank, LaSalle Bank National Association and Chevy Chase Bank,
               F.S.B.

**10.86        Amendment No. 1 to Warrant Purchase Agreement, effective August 1, 2003, among Workflow Management, Inc.,
               Fleet National Bank, Bank One, N.A., Bank of America, Comerica Bank, Union Bank of California, N.A.,
               National City Bank, Chevy Chase Bank, F.S.B. and LaSalle Bank National Association.

**10.87        Amendment No. 1 to Common Stock Purchase Warrant, effective August 1, 2003, between Workflow Management,
               Inc. and the various lenders parties thereto.

**21.1         Subsidiaries of the Registrant.

**23.1         Consent of PricewaterhouseCoopers LLP

**24.1         Power of Attorney (appears on signature page hereto)
----------------------

* (Not filed herewith. In accordance with Rule 12(b)-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference).

**   Filed herewith.

                                                                   EXHIBIT 21.1

                            WORKFLOW MANAGEMENT, INC.

                           UNITED STATES SUBSIDIARIES

WORKFLOW MANAGEMENT, INC.
owns 100% of the outstanding stock or membership interests of the following:

           DirectPro LLC, a New York limited liability company
           Freedom Graphic Services, Inc., a New Jersey corporation iGetSmart.com, Inc., a Delaware corporation
           SFI of Delaware, LLC, a Delaware limited liability company United Envelope, LLC, a Delaware limited liability company Workflow Direct, Inc., a California corporation
           Workflow Management Acquisition II Corp., a Delaware corporation

SFI OF DELAWARE, LLC
owns 100% of the outstanding stock of the following:

           SFI of Puerto Rico, Inc., a Delaware corporation
           SFI of Illinois, Inc., a Delaware corporation

WFMI, INC.
owns 100% of the outstanding stock of the following:

           Workflow of Florida, Inc., a Delaware corporation

DIRECTPRO LLC
owns 100% of the membership interest of the following:

           DirectPro West LLC, an Ohio limited liability company

WORKFLOW MANAGEMENT ACQUISITION II CORP.
owns 100% of the outstanding common stock of the following:

           WFMI, Inc., a Delaware corporation

WORKFLOW MANAGEMENT, INC.
owns 100% of the outstanding preferred stock of the following:

           WFMI, Inc., a Delaware corporation


IGETSMART.COM, Inc.
owns 100% of the outstanding stock of the following:

           PSE Data Products, Inc., a California corporation
           Document Options Company, a Tennessee corporation


                              CANADIAN SUBSIDIARIES


WORKFLOW MANAGEMENT, INC.
owns 100% of the outstanding stock of the following:

           Data Business Forms Limited, an Ontario corporation

                                                                   Exhibit 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 of our report dated July 21, 2003 except for Notes 2 and 18 as to which the date is August 5, 2003, relating to the financial statements and financial statement schedule of Workflow Management, Inc. which appears in Workflow Management Inc.'s Annual Report on Form 10-K for the year ended April 30, 2003.

PRICEWATERHOUSECOOPERS LLP

Miami, Florida
August 5, 2003