Form 10-K/A
period 2003-04-30
WORKFLOW MANAGEMENT INC
filed 2003-08-28
CIK 1055564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

Commission file number 0-24383

WORKFLOW MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1507104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
240 Royal Palm Way, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

(561) 659-6551

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g)of the Exchange Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 26, 2003: $65,605,917.

The number of shares of common stock of the registrant outstanding as of August 26, 2003: 13,389,362.

EXPLANATORY NOTE

Workflow Management, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended April 30, 2003, originally filed with the Securities and Exchange Commission on August 13, 2003 (the “Form 10-K”), solely for the purpose of amending and restating in their entirety Items 10, 11 and 12 of Part III of the Form 10-K. Additionally, the reference to Item 15 in the Form 10-K is hereby deleted in its entirety.

Items 10, 11 and 12 of Part III of the Form 10-K are hereby amended and restated in their entirety to read as follows:

PART III

Unless indicated otherwise, “Workflow,” the “Company,” “we,” “us” and “our” refer to Workflow Management, Inc. and its subsidiaries.

Item 10.    Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled “Executive Officers” in Part I, Item 1, of the Form 10-K.

The following table sets forth the name, age, date of first election to the Board of Directors and Committee membership information for each of the Company’s six directors:

Name	Age	Director Since	Audit Committee	Compensation Committee	Corporate Governance	Special Committee
Gary W. Ampulski	57	03/20/03
Thomas A. Brown, Sr.	60	04/29/98	X	X		X
Gerald F. Mahoney	61	09/05/02	X		X
James J. Maiwurm	53	09/09/99				X
Roger J. Pearson	56	07/28/98	X	X		X
Peter S. Redding	65	09/05/02		X	X

Thomas B. D’Agostino, Sr., Thomas B. D’Agostino, Jr., Steve R. Gibson, Gus J. James, II., and F. Craig Wilson each resigned from the Board of Directors of the Company on July 21, 2003, May 1, 2003, January 10, 2003, February 28, 2003, and August 18, 2003, respectively.

The following information relates to the business background of the Company’s directors. There is no arrangement or understanding between any director and any other person pursuant to which a director was selected.

Gary W. Ampulski, was hired as President and Chief Executive Officer in March 2003. From 2001 to 2002, Mr. Ampulski was President and Chief Executive Officer of TAB Products Company, a public company specializing in document management. From 2000 to 2001, Mr. Ampulski was President of Moore North America, Inc., the business forms and labels operating unit of Moore Corporation. From 1993 to 2000, Mr. Ampulski served as President of Moore’s Business Communications Service Division. Mr. Ampulski has also held positions at Midwest Genesis, Bell & Howell, Delphax Systems, Exxon Enterprises and Xerox Corporation.

Thomas A. Brown, Sr. served as the Vice President-Purchasing/Sourcing/Logistics of Pfizer, Inc., a large pharmaceutical company, from May 1996 until January 2001. Mr. Brown has been retired since January 2001. From June 1991 until May 1996, Mr. Brown was Vice President-Procurement of Aetna, Inc., a national insurance company.

Gerald F. Mahoney currently serves as the Chairman of Saddle River Capital, a private equity investment firm, as Chairman of International Filing Company, a manufacturer of filing products and as Chairman of New Jersey Packaging, a small label manufacturing company. Previously, Mr. Mahoney was a founder, and from 1994 to 2001 served as the Chairman, Chief Executive Officer and as a member of the board of directors of Mail-Well, Inc., a public company, and one of the largest commercial printers in North America. From 1991 to 1994, Mr. Mahoney served as the President and Chief Executive Officer of Pavey Envelope, a predecessor to Mail-Well. Prior to his service with Pavey, Mr. Mahoney served as a general manager and/or financial officer with a variety of companies including Saddle River Capital, Transkrit Corporation, Polychrome Corporation and Bairnco Corporation.

James J. Maiwurm is the Managing Partner of Squire, Sanders & Dempsey L.L.P, where he has been a partner since December 2000. From April 1999 to December 2000, Mr. Maiwurm was President and Chief Executive Officer of Kaiser Group International, Inc., an international engineering and construction management company (“Kaiser”). Kaiser was reorganized under Chapter 11 of the U.S. Bankruptcy Code in 2001. He has been Chairman of the Board of Directors of Kaiser and its successor, Kaiser Group Holdings, Inc., since June 1999. From August 1998 until he was elected as Kaiser’s President and Chief Executive Officer, Mr. Maiwurm was a partner of the law firm of Squire, Sanders & Dempsey L.L.P. in Washington, D.C. Prior to August 1998, he was a partner of the law firm of Crowell & Moring LLP in Washington, D.C. Mr. Maiwurm is a member of the Board of Managers of Kaiser-Hill Company, LLC, Denver, Colorado, a contractor with the U.S. Department of Energy; and a director of Cortez III Service Corporation, an ESOP-owned government services provider (“Cortez III”).

Roger J. Pearson has been engaged in the practice of law in Stamford, Connecticut, since 1978. Mr. Pearson has been an attorney-at-law since 1971. He is a director of Southern Union Company, a natural gas distribution company, having served as a past chairman of such company’s Audit Committee and presently serving as chairman of the Human Resources Committee and member of the Long Term Stock Incentive Plan Committee. Mr. Pearson also served as First Selectman of the Town of Greenwich, Connecticut from 1983 until 1985.

Peter S. Redding retired at the end of 2000 after serving 38 years with Standard Register Company, where he held a variety of positions the latest of which was President and Chief Executive Officer. Mr. Redding currently serves on the board of directors of Owens and Minor Company in Richmond, Virginia, where he serves as a member of the Audit, Compensation and Strategic Planning Committees, and Projects Unlimited, a privately-held company in Dayton, Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10% of a registered class of equity securities of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Securities and Exchange Commission (“SEC”) and Nasdaq. Such persons are also required under the rules and regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements under Section 16(a) for Fiscal 2003 were met in a timely manner by its directors, officers and greater than 10% beneficial owners.

Item 11.    Executive Compensation

Summary Executive Compensation Table

The following table presents an overview of executive compensation earned during the fiscal years ended April 30, 2003 (“Fiscal 2003”), April 30, 2002 (“Fiscal 2002”), and April 30, 2001 (“Fiscal 2001”) by the Company’s Chief Executive Officer and its five other most highly compensated executive officers (the “Named Executive Officers”). Amounts included as bonus compensation earned in a given fiscal year may have actually been paid during a subsequent fiscal year.

	Annual Compensation					Long Term Compensation
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options	All Other Compensation ($)
Gary W. Ampulski Director, President and Chief Executive Officer	2003 — —	30,769 — —	— — —	100,000 — —	(1)	90,000 — —	3,636 — —	(2)

Thomas B. D’Agostino, Sr.* Former President, Chairman of the Board and Chief Executive Officer	2003 2002 2001	407,692 531,154 519,231	— — 450,000	— — —		— — —	134,658 15,745 13,729	(3) (4) (5)

Thomas B. D’Agostino, Jr.* Former Director and Executive Vice President	2003 2002 2001	354,099 345,262 359,804	— — 292,500	— — —		— — —	17,179 9,530 7,791	(6) (7) (8)

Steve R. Gibson* Former Director and Executive Vice President	2003 2002 2001	265,000 345,250 337,500	— — 292,500	— — —		— — —	466,934 12,357 10,280	(9) (10) (11)

Gerald F. Mahoney Chairman of the Board and former interim Chief Executive Officer	2003 2002 2001	142,692 — —	75,000 — —	(12)	— — —		— — —	1,001 — —	(13)
Michael L. Schmickle Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2003 2002 2001	201,938 180,592 176,538	50,000 — 153,000		100,000 — —	(14)	— — 50,000	17,756 16,233 12,989	(15) (16) (17)

*	Messrs: D’Agostino Sr. and Gibson resigned from their employment with the Company effective July 21, 2003 and January 3, 2003, respectively. Mr. D’Agostino Jr. was terminated effective April 6, 2003.

(1)	Mr. Ampulski was granted an incentive award of $100,000 of Company Common Stock at the time he agreed to employment with the Company.
(2)	Includes $3,636 of insurance premiums paid by the Company on Mr. Ampulski’s behalf.
(3)	Includes $17,241 of insurance premiums and $1,225 of 401(k) plan contributions paid by the Company on Mr. D’Agostino, Sr.’s behalf. Also includes $116,192 in cash paid by the Company as severance to Mr. D’Agostino, Sr.
(4)	Includes $14,522 of insurance premiums and $1,223 of 401(k) plan contributions paid by the Company on Mr. D’Agostino, Sr.’s behalf.
(5)	Includes $12,575 of insurance premiums and $1,154 of 401(k) plan contributions paid by the Company on Mr. D’Agostino, Sr.’s behalf.
(6)	Includes $7,767 of insurance premiums and $2,787 of 401(k) plan contributions paid by the Company on Mr. D’Agostino, Jr.’s behalf. Also includes $6,625 paid by the Company as severance to Mr. D’Agostino, Jr.
(7)	Includes $7,330 of insurance premiums and $2,200 of 401(k) plan contributions paid by the Company on Mr. D’Agostino, Jr.’s behalf.
(8)	Includes $4,827 of insurance premiums and $2,964 of 401(k) plan contributions paid by the Company on Mr. D’Agostino, Jr.’s behalf.
(9)	Includes $8,616 of insurance premiums and $1,193 of 401(k) plan contributions paid by the Company on Mr. Gibson’s behalf. Also includes $457,125 paid by the Company as severance to Mr. Gibson.
(10)	Includes $9,642 of insurance premiums and $2,715 of 401(k) plan contributions paid by the Company on Mr. Gibson’s behalf.
(11)	Includes $7,451 of insurance premiums and $2,829 of 401(k) plan contributions paid by the Company on Mr. Gibson’s behalf.
(12)	Includes $30,000 in cash and $45,000 of Company Common Stock.
(13)	Includes $1,001 of insurance premiums paid by the Company on Mr. Mahoney’s behalf.
(14)	Consists of a $100,000 retention bonus paid by the Company.
(15)	Includes $16,924 of insurance premiums and $832 of 401(k) plan contributions paid by the Company on Mr. Schmickle’s behalf.
(16)	Includes $15,084 of insurance premiums and $1,149 of 401(k) plan contributions paid by the Company on Mr. Schmickle’s behalf.
(17)	Includes $11,299 of insurance premiums and $1,690 of 401(k) plan contributions paid by the Company on Mr. Schmickle’s behalf.

Stock Incentive Plan and Stock Option Awards

The Workflow Management, Inc. 1998 Stock Incentive Plan (the “Incentive Plan”) was adopted on June 8, 1998 by U.S. Office Products Company (“USOP”), the Company’s sole stockholder at the time, prior to USOP’s distribution to its stockholders of all of USOP’s shares of the Company’s Common Stock on June 9, 1998 (the “Distribution”). The Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other stock-based awards to non-employee directors, consultants and key employees of the Company and its subsidiaries. The purpose of the Incentive Plan is to promote the long-term growth and profitability of the Company by providing employees and non-employee directors with incentives to improve stockholder value and contribute to the growth and financial success of the Company, and by enabling the Company to attract, retain and reward highly motivated and qualified employees. The maximum number of shares of Company Common Stock that may be issued with respect to awards granted under the Incentive Plan is 4,392,894, which equaled 30% of the outstanding Common Stock following the Distribution. The maximum number of shares that may be issued with respect to awards granted under the Incentive Plan to an individual in a calendar year may not exceed 1,500,000 shares.

The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Incentive Plan authorizes the Compensation Committee to make all awards. The Compensation Committee determines the prices, vesting schedules, expiration dates and other material conditions under which such awards may be exercised.

No restricted stock, stock appreciation rights or stock-based awards other than stock option grants were awarded to any of the Named Executive Officers during Fiscal 2003 pursuant to the Incentive Plan.

The following table sets forth information about stock option grants made to the Named Officers during Fiscal 2003.

Option Grants In Last Fiscal Year

	Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Shares Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	5%	10%
Gary W. Ampulski	90,000	(2)	100.0%	$2.95	03-19-13	$166,972	$423,139

(1)	In accordance with the rules of the Securities and Exchange Commission, the potential realizable values for such options shown in the table are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumed rates do not represent the Company’s estimate or projection of the appreciation of shares of Company Common Stock.
(2)	These options vest and become exercisable with respect to 33% of the underlying shares on each of the three anniversaries of the date of grant.

The table below sets forth information for each Named Executive Officer concerning the value of unexercised stock options at the end of Fiscal 2003. No Named Executive Officer exercised any stock options in Fiscal 2003.

Value of Options at April 30, 2003

	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In- The-Money Options at Fiscal Year- End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Gary W. Ampulski	—	90,000	—	83,700
Thomas B. D’Agostino, Sr. (2)	1,150,630	—	—	—
Thomas B. D’Agostino, Jr. (2)	246,875	—	—	—
Steve R. Gibson (2)	—	—	—	—
Gerald F. Mahoney	—	—	—	—
Michael L. Schmickle	131,247	16,667

(1)	Under Securities and Exchange Commission rules, an option is only considered in-the-money, for purposes of the chart, if the per share exercise price is less than $3.88, the last reported sales price of our stock on the Nasdaq National Market on April 30, 2003.
(2)	Messers: D’Agostino, Sr. and Gibson resigned from their employment with the Company effective July 21, 2003 and January 3, 2003, respectively. Mr. D’Agostino, Jr. was terminated effective April 6, 2003.

Retirement Savings Plan

All of the Named Executive Officers and other eligible employees of the Company are eligible while employed by the Company to participate in the Company’s 401(k) Plan (“401(k) Plan”). The 401(k) Plan permits employees to contribute to the 401(k) Plan through voluntary payroll deductions on a pretax basis. These contributions are matched by the Company in an amount equal to 25% of payroll deductions made by employees, up to 6% of an employee’s total compensation. The Company’s matching contributions vest over a period of five years after a participant’s date of hire, at the rate of 25% after two years, 50% after three years, 75% after four years, and 100% after five years.

Executive Stock Loan Program

During Fiscal 2001 and Fiscal 1999, the Company extended unsecured loans to certain members of management and the Board of Directors (the “Director and Officer Notes”) for the purchase, in the open market, of Company Common Stock by those individuals. The Director and Officer Notes were full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. As of August 26, 2003, $245,596 in principal and interest remained outstanding under the Director and Officer Notes which consisted entirely of amounts owed by former executive officers and/or former Board members. The Company is actively pursuing all legal remedies available to facilitate collection of outstanding amounts.

Compensation of Directors

Directors who are also employees of the Company do not receive any extra compensation for attendance at Board or Committee meetings. During Fiscal 2001, the Board of Directors approved the Company’s provision of life-time health insurance coverage for all Board members and their dependents who elect to accept such coverage (the “Director Health Benefit Program”). In Fiscal 2003, the Company made payments on behalf of certain Directors in connection with the Director Health Benefit Program, as follows: Mr. Brown, $9,635, Mr. Pearson, $15,125 and Mr. Redding, $4,190. As compensation for their services on the Board of Directors, the Company’s non-employee Directors receive $30,000 (payable in stock, cash or a combination thereof) for each year of service. The Company’s directors also receive cash compensation for attending Board meetings and service on committees of the Board of Directors. During Fiscal 2003, cash compensation for the Company’s outside directors for committee service ranged from $2,500 to $33,000.

Executive Officer Employment, Severance and Change-in-Control Agreements

Gary W. Ampulski, the Company’s President and Chief Executive Officer, is employed by the Company on an “at will” basis and therefore either the Company or Mr. Ampulski may terminate his employment at any time. The terms and conditions of Mr. Ampulski’s employment were set forth in the offer letter (“Offer Letter”) pursuant to which Mr. Ampulski agreed to be employed by the Company. Currently, Mr. Ampulski receives a base annual salary of $400,000 and is eligible to receive up to one hundred percent of his base salary in bonus compensation as determined by the Compensation Committee based on performance criteria selected by the Compensation Committee. Pursuant to the Offer Letter, and upon his accepting employment with the Company, Mr. Ampulski received $100,000 of Company Common Stock and was granted 90,000 options to purchase Company Common Stock at an exercise price of $2.95 per share, 30,000 of which vest each anniversary of the date he accepted employment with the Company. The Offer Letter also entitles Mr. Ampulski to receive his base salary for a period of one year following any change of control of the Company or any termination of his employment by the Company other than as a result of his (i) willful disregard and failure to perform his duties (excluding the failure to perform as a result of disability) or (ii) his conviction for a crime constituting a felony or involving moral turpitude and resulting in material harm to the Company.

The Company entered into an Employment Agreement with Michael L. Schmickle, dated May 1, 2001, pursuant to which Mr. Schmickle serves as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Schmickle and the Company entered into an amendments to his employment agreement on December 23, 2002 and August 28, 2003 (as amended, the “Schmickle Employment Agreement”). The general terms of the Schmickle Employment Agreement are as follows: (i) an initial term of two years automatically renewed for one year terms in the absence of notice of non-renewal; (ii) a current base salary of $215,200; (iii) eligibility to receive up to 100% of his base salary in bonus compensation, payable in cash, stock options or non-cash awards, as determined by the Compensation Committee based on specified performance criteria; and (iv) eligibility to receive bonus compensation in excess of 100% of his base salary for extraordinary performance and exceptional Company results, as determined by the Compensation Committee, which is payable in cash, stock options or other non-cash awards. Additionally, Mr. Schmickle is entitled to receive a retention bonus of $200,000, $100,000 of which was paid on January 1, 2003, $50,000 of which is payable on January 31, 2004 and $50,000 of which is payable on June 1, 2004. Mr. Schmickle will forfeit the right to receive the remaining portion of the retention bonus in the event his employment with the Company is terminated for cause (as defined in agreement) or as a result of Mr. Schmickle’s death or resignation. In the event that his employment is terminated without cause (as defined in the agreement), Mr. Schmickle is entitled to receive any remaining retention bonus and his base salary and benefits for the longer of (i) five months from the date of termination or (ii) the remaining time under the term of the employment agreement. If Mr. Schmickle terminates his employment following (a) a material breach by the Company under the Schmickle Employment Agreement, or (b) his refusal to be relocated to another geographic location other than his current residence (“Termination for Good Reason”), he will be entitled to receive his base salary and benefits for the lesser of (i) six months from the date of termination or (ii) the remaining time under the term of the employment agreement. The Schmickle Employment Agreement contains a non-competition covenant which prohibits Mr. Schmickle from engaging in certain activities during the term of the employment agreement and for the longer of (i) a period of one year thereafter or (ii) as long as Mr. Schmickle continues to receive severance payments from the Company.

Effective July 21, 2003, Thomas B. D’Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released the Company from any obligation to pay severance or other amounts under his employment agreement with the Company. Based on the results of an investigation conducted by the Audit Committee of the Board with the assistance of forensic auditors and special counsel, the Company’s Audit Committee determined that Mr. D’Agostino failed to comply with Company policies and procedures, including those relating to expenses and personal business activities, that Mr. D’Agostino failed to furnish complete information to the Board regarding certain transactions, and that Mr. D’Agostino should reimburse the Company for certain expenses paid by the Company. On July 21, 2003, while not admitting to any wrongdoing, Mr. D’Agostino paid $400,000 to the Company in settlement of these matters. The results of the Audit Committee investigation did not reveal any matters that would have a material impact on the financial statements of the Company for any prior historical period. Following Mr. D’Agostino’s resignation, the Board elected Gerald F. Mahoney as the Chairman of the Board.

On January 10, 2003, in connection with his resigning from his employment with the Company effective January 3, 2003, the Company entered into a Severance and Release Agreement with Steven R. Gibson, formerly the Executive Vice President and President of the former Printing Division of the Company, (the “Gibson Severance Agreement”). Under this agreement, the Company agreed to pay Mr. Gibson a severance payment of $457,125, of which $312,038 was retained by the Company in payment of his outstanding officer note issued under the executive stock loan program (“Gibson Note”), and Mr. Gibson also agreed to make certain scheduled payments toward, granted certain security interests to secure repayment of, and agreed to certain covenants concerning, the Gibson Note. Additionally, the Gibson Severance Agreement provided for the following: (i) the resignation of Mr. Gibson from the Board of Directors of the Company; (ii) a mutual waiver and release by the Company and Mr. Gibson any and all claims against one another; (iii) a negative covenant prohibiting Mr. Gibson from making statements concerning the Company which could harm the Company’s business interests; (iv) the survival of key provisions from the terminated employment agreement of Mr. Gibson relating to confidentiality and indemnification; and (v) continuation of health and dental benefits until April 30, 2004 after termination pursuant to COBRA with reimbursement from the Company for Ms. Gibson’s share of the premiums. In addition to the Gibson Severance Agreement, on January 10, 2003 the Company entered into a Consulting Agreement with Mr. Gibson relating to his possible assistance in the Company’s sale of certain of its “non-core” subsidiaries (the “Gibson Consulting Agreement”). Under this agreement, Mr. Gibson could have been entitled to certain payments in the event that the sale of such subsidiaries occurred within certain proscribed periods of time and provided that Mr. Gibson otherwise complied with the terms and conditions of the agreement. As disclosed in the Form 10-K, these subsidiaries were sold on July 31, 2003, however, under the terms of the Gibson Consulting Agreement, the Company is not obligated to make any payments to Mr. Gibson.

As described in the Form 10-K, the Company’s Board of Directors and the financial advisors to the Board and Special Committee of the Board are exploring a number of potential strategic alternatives to improve the Company’s capital structure, including a potential recapitalization or sale of the Company. The Special Committee has directed the Company’s financial advisors to vigorously explore available alternatives and to actively engage in discussions with interested third parties. In order to secure the continued service of its executive management team during this process, the Company has proposed change of control agreements to certain members of its management which generally offer each such individual a one time payment equal to his or her annual salary in the event he or she is terminated by the Company within 180 days following a change of control of the Company.

Compensation Committee Interlocks and Insider Participation

Mr. Thomas A. Brown, Sr., Mr. Roger J. Pearson, Mr. Peter S. Redding, and Mr. James J. Maiwurm served as members of the Compensation Committee of the Company’s Board of Directors during Fiscal 2003. None of such persons is an officer or employee, or former officer or employee, of the Company or any of its subsidiaries.

During Fiscal 2003, an interlocking relationship existed between a member of the Company’s Board of Directors and the compensation committee of Cortez III Service Corporation, an ESOP-owned government services provider (“Cortez III”). F. Craig Wilson, formerly a Director of the Company, is President, Chief Executive Officer and a member of the Board of Directors of Cortez III. The interlocking relationship commenced on July 20, 2000, when Steve R. Gibson, formerly a Director and executive officer of the Company, was appointed to the Cortez III Board of Directors and elected

Chairman of its Compensation Committee. James J. Maiwurm, a Director of the Company, has also served on the Cortez III Board of Directors since July 20, 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of August 26, 2003 relating to the beneficial ownership of Company Common Stock by (i) each of the Company’s directors and Named Executive Officers who own Common Stock, (ii) all of the Company’s director and Named Executive Officers as a group, and (iii) any other person known by the Company to own beneficially 5% or more of Company Common Stock. For purposes of the table, a named executive officer is any individual for whom compensation information is provided in the “Summary Compensation Table” appearing in Item 11 above, regardless of whether such person is currently employed by the Company. Except as otherwise set forth below, the Company is not aware of any person or group of affiliated persons who owns more than 5% of the Common Stock of the Company.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(1)
Directors
Thomas A. Brown, Sr. (2)	97,568	* %
Gerald F. Mahoney	29,257	*
James J. Maiwurm (3)	71,776	*
Roger J. Pearson (4)	70,798	*
Peter S. Redding	4,457	*
Named Executive Officers
Gary W. Ampulski	115,000	*
Thomas B. D’Agostino, Sr.(5)(6)	1,557,081	10.69%
Thomas B. D’Agostino, Jr.(6)	91,965	*
Steve R. Gibson(6)	—	—
Michael L. Schmickle(7)	237,772	1.75%
All Directors and Executive Officers as a Group (10 people)(8)	2,275,674	15.28%
Benson & Associates LLC(9)	1,411,500	10.54%
Dimensional Fund Advisors, Inc.(10)	757,500	5.66%
Jonathan J. Ledecky(11)	1,345,495	9.29%
Springhouse Capital, LLC(12)	831,687	6.21%

*	Less than 1% ownership
(1)	The number of shares of Common Stock deemed outstanding as of August 26, 2003 includes (i) 13,389,362 shares of Common Stock outstanding, (ii) an aggregate of 30,606 warrants exercisable at a nominal cost, issued in connection with the repayment of our subordinated debt, and (iii) an aggregate of 2,568,439 shares issuable pursuant to options held by the respective person or group which are presently exercisable or which may be exercised within 60 days after August 26, 2003, as set forth below. Pursuant to the rules of the Securities and Exchange Commission, the subordinated debt warrants and presently exercisable options are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person or group.
(2)	Includes options to purchase 45,000 shares that are currently exercisable.
(3)	Includes options to purchase 30,000 shares that are currently exercisable.
(4)	Includes options to purchase 45,000 shares that are currently exercisable.
(5)	Includes options to purchase 1,150,630 shares that are currently exercisable and 30,606 subordinated debt warrants. These options expire effective October 19, 2003.
(6)	Messrs. D’Agostino, Sr. and Gibson resigned from their employment with the Company effective July 21, 2003 and January 3, 2003, respectively. Mr. D’Agostino, Jr. was terminated effective April 6, 2003.
(7)	Includes options to purchase 200,914 shares that are currently exercisable.
(8)	Includes the information in the notes herein, as applicable. Reflects (i) 773,524 shares held of record, (ii) 30,606 subordinated debt warrants, and (iii) 1,471,544 shares subject to presently exercisable options.
(9)	Based on the most recently filed Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission.
(10)	Based on the most recently filed Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission.
(11)	Includes options to purchase 1,096,895 shares that are currently exercisable which were granted to Mr. Ledecky in connection with his service as a former director and employee of Workflow.
(12)	Based on the most recently filed Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Beach, State of Florida, on August 28, 2003.

WORKFLOW MANAGEMENT, INC.
By:	/s/ Gary W. Ampulski
President and Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary W. Ampulski, Chief Executive Officer, certify that:

1.    I have reviewed this annual report on Form 10-K, as amended, of Workflow Management, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 28, 2003	/s/ Gary W. Ampulski
Gary W. Ampulski, Chief Executive Officer

I, Michael L. Schmickle, Chief Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-K, as amended, of Workflow Management, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 28, 2003	/s/ Michael L. Schmickle
Michael L. Schmickle, Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company’s chief executive officer and chief financial officer each certify as follows:

(a)    This Report on Form 10-K, as amended, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b)    The information contained in this Report on Form 10-K, as amended, fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary W. Ampulski
Gary W. Ampulski
Chief Executive Officer
August 28, 2003
/s/ Michael L. Schmickle
Michael L. Schmickle
Chief Financial Officer
August 28, 2003