Form 10-Q
period 2003-07-31
WORKFLOW MANAGEMENT INC
filed 2003-09-16
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b -2 of the Securities Exchange Act.) Yes No X .

         As of September 9, 2003 there were 13,387,671 shares of common stock outstanding.




                            WORKFLOW MANAGEMENT, INC.
                                      INDEX
                                                                                                                Page No.
                                                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets..............................................................................3
              July 31, 2003 (unaudited) and April 30, 2003

           Consolidated Statements of Income (unaudited)............................................................4
              For the three months ended July 31, 2003 and July 31, 2002

           Consolidated Statements of Cash Flows (unaudited)........................................................5
              For the three months ended July 31, 2003 and July 31, 2002

           Notes to Consolidated Financial Statements (unaudited)...................................................6


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................................17

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...............................................26

Item 4.    Controls and Procedures.................................................................................26


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........................................................................27

Signatures.........................................................................................................28



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                                                        July 31,        April 30,
ASSETS                                                                                    2003            2003
------                                                                               -------------- ---------------
                                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $      4,970    $      4,992
   Accounts receivable, less allowance for doubtful
     accounts of $3,517 and $3,455, respectively                                          76,977          89,585
   Inventories                                                                            45,529          49,182
   Assets of businesses held for sale                                                                      8,219
   Receivable for sale of discontinued operations                                          5,000
   Short-term deferred income taxes                                                        7,745           7,738
   Prepaid expenses and other current assets                                              10,867           7,855
                                                                                    ------------    ------------
       Total current assets                                                              151,088         167,571

Property and equipment, net                                                               36,205          38,072
Goodwill                                                                                 111,401         109,515
Other intangible assets, net                                                               1,297           1,307
Long-term deferred income taxes                                                            7,574           7,568
Other assets                                                                               5,635           5,844
                                                                                    ------------    ------------
       Total assets                                                                 $    313,200    $    329,877
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                  $     50,700    $        674
   Accounts payable                                                                       32,906          35,332
   Accrued compensation                                                                   11,133          13,266
   Accrued additional purchase consideration                                               6,006           7,677
   Accrued restructuring costs                                                             2,688           2,448
   Liabilities of businesses held for sale                                                                 3,219
   Short-term swap liability                                                               3,373           4,263
   Other accrued liabilities                                                              17,033          20,071
                                                                                    ------------    ------------
        Total current liabilities                                                        123,839          86,950

Long-term credit facility                                                                110,107         165,065
Other long-term debt                                                                       1,335             834
Deferred income taxes                                                                      5,456           5,405
Other long-term liabilities                                                                3,796           3,757
                                                                                    ------------    ------------
       Total liabilities                                                                 244,533         262,011
                                                                                    ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding Common stock, $.001 par value, 150,000,000 shares authorized,
   13,385,671 and 13,359,164 shares, respectively, issued and outstanding                     13              13
   Additional paid-in capital                                                             53,253          53,191
   Notes receivable from officers                                                            (53)            (53)
   Accumulated other comprehensive income (loss)                                             602            (699)
   Retained earnings                                                                      14,852          15,414
                                                                                    ------------    ------------
       Total stockholders' equity                                                         68,667          67,866
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    313,200    $    329,877
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



                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                        Three Months Ended
                                                                                     ---------------------------
                                                                                        July 31,        July 31,
                                                                                          2003            2002
                                                                                     ------------    -----------
Revenues                                                                             $    142,902    $   150,122
Cost of revenues                                                                          104,775        108,096
                                                                                     ------------    -----------
       Gross profit                                                                        38,127         42,026

Selling, general and administrative expenses                                               33,497         35,381
Restructuring costs                                                                         1,021            221
Severance and other employment costs                                                       (2,239)
                                                                                     ------------    -----------
       Operating income                                                                     5,848          6,424

Interest expense                                                                            4,314          4,142
Interest income                                                                               (38)          (140)
Loss on ineffective interest rate hedge                                                        18          4,345
Abandoned debt offering costs                                                                              1,705
Other (income) expense                                                                        (82)            13
                                                                                     ------------    -----------

Income (loss) from continuing operations before
   provision (benefit) for income taxes                                                     1,636         (3,641)
Provision (benefit) for income taxes                                                          939         (1,027)
                                                                                     ------------    -----------
Income (loss) from continuing operations                                                      697         (2,614)
                                                                                     ------------    -----------

Discontinued operations:
   (Loss) income from discontinued operations                                              (2,171)           371
   (Benefit) provision for income taxes                                                      (912)           156
                                                                                     ------------    -----------
   (Loss) income from discontinued operations                                              (1,259)           215
                                                                                     ------------    -----------
Net loss                                                                             $       (562)   $    (2,399)
                                                                                     ============    ===========


Net income (loss) per share:
   Basic:
       Income (loss) from continuing operations                                      $       0.05   $      (0.20)
       (Loss) income from discontinued operations                                           (0.09)          0.02
                                                                                     ------------    -----------
       Net loss                                                                      $      (0.04)   $     (0.18)
                                                                                     ============    ===========

   Diluted:
       Income (loss) from continuing operations                                      $       0.05    $     (0.20)
       (Loss) income from discontinued operations                                           (0.09)          0.02
                                                                                     ------------    -----------
       Net loss                                                                      $      (0.04)   $     (0.18)
                                                                                     ============    ===========

Weighted average common shares outstanding:
       Basic                                                                               13,368         13,155
       Diluted                                                                             13,368         13,155



                                     See accompanying notes to consolidated financial statements.



                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                      Three Months Ended July 31,
                                                                                          2003            2002
                                                                                     ------------    -----------
Cash flows from operating activities:
   Net loss                                                                           $     (562)   $    (2,399)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization expense                                                 2,273          2,446
      Restructuring costs, net of cash paid                                                   203            (46)
      Amortization of deferred financing costs                                                474            295
      Loss on ineffective swap                                                                 18
      Loss on abandoned debt offering                                                                      1,705
      Loss from discontinued operations                                                     2,171
      Change in assets and liabilities held for sale, net                                   5,000           (327)
      Changes in assets and liabilities:
        Accounts receivable                                                                13,324          8,010
        Inventories                                                                         3,926         (1,857)
        Prepaid expenses and other assets                                                  (8,273)        (3,648)
        Accounts payable                                                                   (2,632)        (4,258)
        Accrued liabilities                                                                (6,210)          (529)
                                                                                      -----------    -----------
             Net cash provided by (used in) operating activities                            9,712           (608)
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions                                                                  (48)          (998)
   Cash paid for additional purchase consideration                                         (3,378)        (6,575)
   Additions to property and equipment                                                       (330)        (1,396)
   Cash collection of notes receivable                                                                       175
   Cash received on the sale of property and equipment                                        332            245
   Other                                                                                       23            (79)
                                                                                      -----------    -----------
             Net cash used in investing activities                                         (3,401)        (8,628)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                30,920         43,950
   Payments of credit facility borrowings                                                 (35,920)       (32,800)
   Payments of other long-term debt                                                          (172)          (179)
   Payment of abandoned debt offering costs                                                               (1,705)
   Payment on cash settlement of interest rate swap                                          (908)
   Payments of deferred financing costs                                                      (274)          (831)
   Other                                                                                       66             98
                                                                                      -----------    -----------
             Net cash (used in) provided by financing activities                           (6,288)         8,533
                                                                                      -----------    -----------
Effect of exchange rates on cash and cash equivalents                                         (45)           (24)
                                                                                       ----------    -----------
Net decrease in cash and cash equivalents                                                     (22)          (727)
Cash and cash equivalents at beginning of period                                            4,992          5,262
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     4,970    $     4,535
                                                                                      ===========    ===========

Supplemental disclosures of cash flow information:

   Interest paid                                                                     $      3,728    $     4,484
   Income taxes paid                                                                 $      1,017    $     2,255

Non-cash transactions:

o During the three months ended July 31, 2003 and July 31, 2002, the Company accrued $1,694 and $1,964 for additional purchase consideration for earn-outs, respectively.

           See accompanying notes to consolidated financial statements

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands, except per share amounts and non-financial data)
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS
---------------------------

         Workflow Management, Inc. (the "Company" or "Workflow Management") is one of the largest distributors of printed business products in North America and is also a leading provider of end-to-end business management outsourcing solutions, which include vendor-neutral custom print sourcing, consulting and integrated storage and distribution services, that allow its customers to control all of their print-related costs. The Company produces and distributes a full range of printed business products and provides related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. Workflow Management provides customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products and produces custom business documents, envelopes, direct mail and commercial printing.

         Workflow Management employs approximately 2,800 persons and has 88 facilities throughout North America. The Company utilizes approximately 653,000 square feet for manufacturing, 574,000 square feet for distribution, 506,000 square feet for warehousing, 57,000 square feet for print-on-demand and 415,000 square feet for sales and administrative offices.


NOTE 2 - LIQUIDITY
------------------

         On August 1, 2003, the Company amended its credit facility (the "Amended Restructured Credit Facility") under the terms of the amendment, the Company has deferred repayment of the $50,000 term loan portion of the Amended Restructured Credit Facility until May 1, 2004. In addition, the repayment terms for another term loan and the asset based revolving facility of the Amended Restructured Credit Facility have been accelerated to August 1, 2004 (see "Note 15--Subsequent Events"). The Company is currently pursuing various strategic and refinancing alternatives that would allow it to repay its obligations under the Amended Restructured Credit Facility by their respective due dates. However, the Company does not have any written agreements or firm commitments with respect to any potential refinancing or similar transactions, nor does the Company anticipate generating operating cash flows that would allow it to repay these obligations directly. There can be no assurance that the Company will be able to repay its obligations by their respective due dates. In the event that the Company is unable to do so, it will be in default with its lenders under the Amended Restructured Credit Facility. Any such default likely would have a material adverse effect on the Company's business, financial condition and results of operations and the lenders' remedies upon such default would include the right to foreclose on the Company's assets.


NOTE 3 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and all of its wholly-owned subsidiaries. All significant intracompany accounts and transactions have been eliminated.

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

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands, except per share amounts and non-financial data)
                                   (Unaudited)


         In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. The consolidated financial statements included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

         As used in the Notes to Consolidated Financial Statements, "Fiscal 2003", "Fiscal 2002", "Fiscal 2001" and "Fiscal 1999" refer to the Company's fiscal years ended April 30, 2003, 2002, 2001 and 1999, respectively.


NOTE 4 - INVENTORIES

Inventories consist of the following:
                                                      July 31,        April 30,
                                                        2003            2003
                                                   ------------    -----------

Raw materials                                      $      9,415    $    11,438
Work-in-process                                           6,654          6,294
Finished goods                                           29,460         31,450
                                                   ------------    -----------
   Total inventories                               $     45,529    $    49,182
                                                   ============    ===========


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:
                                                      July 31,    April 30,
                                                        2003         2003
                                                   ------------ ------------

Buildings..........................................$            $       351
Furniture and fixtures.............................     26,065       26,000
Computer equipment and software....................     23,326       22,972
Warehouse equipment................................     34,002       33,309
Equipment under capital leases.....................      1,224        1,224
Leasehold improvements.............................     12,176       11,936
                                                   -----------  -----------
                                                        96,793       95,792
Less: Accumulated depreciation.....................    (60,588)     (57,720)
                                                   -----------  -----------
Net property and equipment.........................$    36,205  $    38,072
                                                   ===========  ===========

      Depreciation expense for the three months ended July 31, 2003 and July 31, 2002 was $2,248 and $2,423, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 6 - DEBT
-------------

Revolving Credit Facility

      On January 15, 2003, the Company entered into a restructured senior secured credit facility with its lenders (the "Restructured Credit Facility") comprised of three separate tranches. The tranches of debt under the Restructured Credit Facility consisted of: (i) an asset based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) a senior term loan (the "Term Loan A") which amortized in scheduled increments semi-annually starting on June 30, 2003; and
(iii) a $50,000 senior term loan (the "Term Loan B"). At July 31, 2003, the blended annual interest rate on the Restructured Credit Facility was approximately 9.0%. During the three months ended July 31, 2003, the Company incurred $4,195 in interest expense relating to its Restructured Credit Facility.

The outstanding balances on the Restructured Credit Facility at July 31, 2003 were as follows:

                                      Maximum                Amount          Applicable
                                     Availability          Outstanding       Interest Rate
                                    -------------         -------------      -------------
       Revolver                     $      97,226         $      92,270      LIBOR + 5%
       Term Loan A                         17,837                17,837      LIBOR + 8%
       Term Loan B                         50,000                50,000      11%, 12%, 13% & 14% for each
                                                                             calendar quarter of 2003
                                    -------------         -------------
                                    $     165,063         $     160,107
                                    =============         =============

         At July 31, 2003, the Company had $160,107 outstanding on the Restructured Credit Facility and, in addition, $3,294 in outstanding letters of credit. The Company's availability under the Restructured Credit Facility at July 31, 2003 was $1,662 after inclusion of letters of credit.

         Under the terms of the Restructured Credit Facility, the Company was required to defer or otherwise not pay at least $4,000 of earn-outs due in May 2003 as a result of various acquisitions. Recipients of approximately $1,000 of earn-out payments voluntarily agreed to accept subordinated notes due in 2005 in lieu of receiving a cash earn-out payment in May. However, many earn-out recipients were not willing to accept these notes. As a result, to remain in compliance with its credit facility, the Company was required to breach its earn-out obligations, or in one case deliver a short term promissory note, with respect to individuals entitled to approximately $3,000 in earn-out payments. Following these earn-out breaches, various earn-out recipients initiated three separate legal actions against the Company.

         The Company amended its Restructured Credit Facility subsequent to July 31, 2003. The Amended Restructured Credit Facility waived certain defaults that existed at April 30, 2003 and allowed the Company to make certain earn-out payments that were previously required to be deferred under the Restructured Credit Facility. See further discussion of the Amended Restructured Credit Facility in "Note 15 - Subsequent Events."

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


Letters of Credit

         The Company has outstanding letters of credit of approximately $3,294 related to performance and payment guarantees. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

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

     The Company accounted for the Swap under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective May 1, 2001, the Company implemented SFAS No. 133 as amended. This standard required companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Under the guidelines of SFAS No. 133, the Company originally classified the Swap as a cash flow hedge. However, on July 16, 2002, the Company's prior credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap underlying this debt became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. This ineffective Swap is cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at July 31, 2003, the Company recorded a short-term liability of $3,373. During the three months ended July 31, 2003, the Company paid $908 representing cash settlement payments accrued for in a prior quarter and accrued an additional $970. The Company recorded an additional gain of $952 on the ineffective interest rate hedge for the three months ended July 31, 2003, for the change in the prevailing LIBOR rate compared to the fixed rate under the Swap agreement.



                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the three months ended July 31, 2003 were as follows:
Stockholders' equity balance at April 30, 2003                                                     $      67,866
Issuance of common stock in conjunction with:
   Employee stock purchase program                                                                            62
Comprehensive income                                                                                         739
                                                                                                   -------------
Stockholders' equity balance at July 31, 2003                                                      $      68,667
                                                                                                   =============

Comprehensive income (loss)
The components of comprehensive income (loss) are as follows:
                                                                                          Three Months Ended
                                                                                     ---------------------------
                                                                                        July 31,        July 31,
                                                                                        2003            2002
                                                                                     ------------    -----------
Net loss                                                                             $     (562)     $    (2,399)
Other comprehensive income (loss):
   Changes in fair market value of financial
       instruments designated as hedges of
       interest rate exposure, net of taxes                                                                 (197)
   Write-off of fair market value of ineffective
       interest rate hedge, net of tax                                                                     2,323
   Foreign currency translation adjustment                                                  1,301           (190)
                                                                                     ------------    -----------
Comprehensive income (loss)                                                          $        739    $      (463)
                                                                                     ============    ===========


Notes Receivable from Officers

         During Fiscal 2001 and Fiscal 1999, the Company extended unsecured loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes were full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. During the year ended April 30, 2003, the Company collected $4,502 in principal and $769 in interest as payments on the Director and Officer Notes and charged off $681 for uncollectible notes. At July 31, 2003, $53 (net of a $270 reserve established for uncollectible notes) was outstanding on the Director and Officer notes. The Company is actively pursuing all legal remedies available to facilitate collection of outstanding amounts.

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

                                                                                          Three Months Ended
                                                                                     ---------------------------
                                                                                         July 31,       July 31,
                                                                                          2003           2002
                                                                                     ------------   ------------
Basic income (loss) per share:
   Net income (loss) from continuing operations                                      $        697   $     (2,614)
   Net (loss) income from discontinued operations                                          (1,259)           215
                                                                                     ------------   ------------
   Net loss                                                                          $       (562)  $     (2,399)
                                                                                     ============   ============

   Weighted average common shares outstanding                                              13,368         13,155
                                                                                     ============   ============

   Net income (loss) from continuing operations                                      $       0.05   $      (0.20)
   Net (loss) income from discontinued operations                                           (0.09)          0.02
                                                                                     ------------   ------------
   Net loss                                                                          $      (0.04)  $      (0.18)
                                                                                     ============   ============

Diluted income (loss) per share:
   Net income (loss) from continuing operations                                      $        697   $     (2,614)
   Net (loss) income from discontinued operations                                          (1,259)           215
                                                                                     ------------   ------------
   Net loss                                                                          $       (562)  $     (2,399)
                                                                                     ============   ============

   Weighted average common shares outstanding                                              13,368         13,155
                                                                                     ============   ============

   Net income (loss) from continuing operations                                      $       0.05   $      (0.20)
   Net (loss) income from discontinued operations                                           (0.09)          0.02
                                                                                     ------------   ------------
   Net loss                                                                          $      (0.04)  $      (0.18)
                                                                                     ============   ============




* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 3,511 and 4,885 shares of common stock were anti-dilutive and outstanding during the three months ended July 31, 2003 and July 31, 2002, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 9 - BUSINESS COMBINATIONS
------------------------------

         During the three months ended July 31, 2003 and Fiscal 2003, the Company did not complete any business combinations.

         During Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions, respectively, accounted for under the purchase method (the "Purchased Companies"). These acquisitions were made in order to expand the Company's presence in the marketplace in which it serves. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Initial cash consideration and subsequent acquisition costs paid associated with the acquisition of the Purchased Companies totaled $3,426, $8,537, $17,494 and $29,989 during the three months ended July 31, 2003,
Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired with the Purchased Companies during the three months ended July 31, 2003, Fiscal 2003, Fiscal 2002 and Fiscal 2001, were $3,426, $8,537, $18,078 and
$39,431, respectively, including intangible assets of $3,426, $8,537, $16,464 and $20,282, respectively.

         The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During the three months ended July 31, 2003, Fiscal 2003, Fiscal 2002 and Fiscal 2001, $3,378, $7,659, $9,451 and $6,614, respectively, of additional purchase consideration was paid by the Company in connection with earn-out provisions and another $6,006 has been accrued for these earn-out provisions at July 31, 2003. The additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at July 31, 2003.


NOTE 10 - RESTRUCTURING COSTS
-----------------------------

         The Company historically has grown significantly through acquisitions. However, the Company began to implement a new strategic business plan in Fiscal 2003. Under its new strategic plan, the Company has focused on (i) integrating its existing core operations to improve profitability and (ii) divesting non-core operations to pay down debt. The Company did not consummate any acquisitions during the three months ended July 31, 2003 or in Fiscal 2003 and does not anticipate pursuing or consummating acquisitions in the near future.

         During the three months ended July 31, 2003, the Company recorded a restructuring charge of $1,021 in connection with its consolidation of envelope printing facilities in the New York area. The costs mainly were comprised of future rental payments for a facility the Company vacated in May 2003.

         During the three months ended July 31, 2002, the Company reversed into income a $1,242 restructuring charge taken in the three months ended April 30, 2001 that was no longer required since the Company settled the underlying contract dispute and expensed $1,463 in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

         Under the restructuring plan implemented during Fiscal 2003, the Company terminated and provided severance benefits to 37 employees. However, certain severed employees have delayed severance payments. The majority of the workforce reductions were within the production area and administration.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

         The following table sets forth the Company's accrued restructuring costs for the three months ended July 31, 2003.

                                                                     Facility          Severance      Other Asset
                                                                    Closure and           and         Writedowns
                                                                    Consolidation     Terminations    and Costs          Total
                                                                    -------------     ------------    ------------ -----------
Balance at April 30, 2003......................................$             206  $       1,845  $          397   $      2,448
       Additions...............................................            1,021                                         1,021
       Utilizations............................................             (353)          (428)                          (781)
                                                                ----------------  -------------  --------------   ------------

Balance at July 31, 2003.......................................$             874  $       1,417  $          397   $      2,688
                                                                 ===============  =============  ==============   ============


NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------

Goodwill consists of the following:

Balance at April 30, 2003 ......................................................  $     109,515
       Additions................................................................          1,909
       Disposals................................................................            (23)
                                                                                  -------------
Balance at July 31, 2003........................................................  $     111,401
                                                                                  =============

Intangible assets subject to amortization consist of the following:
                                                                                       July 31,     April 30,
                                                                                        2003           2003
                                                                                  -------------  -------------
Customer lists..................................................................  $       1,317  $       1,302
Non-compete agreements..........................................................            398            398
Other  .........................................................................            664            664
                                                                                  -------------  -------------
                                                                                          2,379          2,364
  Less:  Accumulated amortization...............................................         (1,082)        (1,057)
                                                                                  -------------  -------------
       Net intangible assets....................................................  $       1,297  $       1,307
                                                                                  =============  =============

NOTE 12 - SEGMENT REPORTING
---------------------------

         The Company transacts business in the United States, Canada and Puerto Rico. The Company does not allocate corporate overhead by segment in assessing performance. Corporate expenses and overhead included within the operating income of the Company's United States operations totaled income of $819 and expense of $2,403 for the three months ended July 31, 2003 and July 31, 2002, respectively.

         The following table sets forth information as to the Company's operations in its different geographic segments:

                                               Three Months Ended July 31,
                                            --------------------------------
                                                 2003               2002
                                            -------------     --------------
   Revenues:
   United States............................$     102,535     $      114,636
   Canada...................................       37,735             33,172
   Puerto Rico..............................        2,632              2,314
                                            -------------     --------------
     Total..................................$     142,902     $      150,122
                                            =============     ==============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended July 31,
                                                                       -----------------------------
                                                                            2003           2002
                                                                       -------------  --------------
   Operating income:
   United States..................................................   $       2,626    $        3,448
   Canada.........................................................           2,883             2,965
   Puerto Rico....................................................             339                11
                                                                     -------------    --------------
     Total........................................................   $       5,848    $        6,424
                                                                     =============    ==============

   Identifiable assets (at quarter-end):
   United States..................................................   $     245,208    $      299,732
   Canada.........................................................          64,802            54,415
   Puerto Rico....................................................           3,190             3,018
                                                                     -------------    --------------
     Total........................................................   $     313,200    $      357,165
                                                                     =============    ==============


NOTE 13 - SALE OF DISCONTINUED OPERATIONS
-----------------------------------------

         Effective July 31, 2003, the Company completed the divestiture of certain non-core print manufacturing operations. The assets and liabilities of the divested businesses, which had been excluded from the Company's historical operating results and classified as discontinued operations at April 30, 2003 pursuant to SFAS No. 144, were sold to a financial buyer for $5,000 in gross proceeds. The gross proceeds were received subsequent to July 31, 2003 and were recorded as a receivable at July 31, 2003. After payment of expenses, the transaction generated net cash proceeds of approximately $4,900. The Company used these net proceeds to make certain earn-out payments that were due in May 2003 under purchase agreements for prior acquisitions and to reduce outstanding indebtedness with its senior lenders. With the divestiture, Workflow exited the print manufacturing of various types of specialty packaging, folding boxes and vinyl, flexographic and silkscreen labels and signs.

Summarized below are the results of discontinued operations for the three months ended July 31, 2003 and July 31, 2002:

                                                         Three Months Ended July 31,
                                                     --------------------------------
                                                           2003               2002
                                                     -------------      -------------
Revenues                                             $      5,677        $      7,242
(Loss) income from discontinued operations                 (2,171)                215

The major classes of assets and liabilities sold included in the consolidated balance sheet at April 30, 2003 under the captions "Assets of Businesses Held for Sale" and "Liabilities of Businesses Held for Sale" are as follows:

                                                    April 30,
Assets Held for Sale:                                  2003
                                                 ------------

Accounts receivable, net                         $      3,880
Inventories                                             3,662
Prepaid expenses and other current assets                  61
Property, plant and equipment, net                        616
                                                 ------------
                                                 $      8,219
                                                 ============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   April 30,
Liabilities Held for Sale:                            2003
                                                 ------------

Accounts payable                                 $        838
Accrued compensation                                      903
Accrued additional purchase consideration                 970
Other accrued liabilities                                 508
                                                 ------------
                                                 $     3,219
                                                 ============


NOTE 14 - RESIGNATION OF CHAIRMAN OF THE BOARD
----------------------------------------------

         On July 19, 2003, Thomas B. D'Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released the Company from any obligation to pay severance or other amounts under his employment agreement with the Company. As a result, during the three months ended July 31, 2003, the Company reversed into income approximately $2,239 it had recorded as an obligation to Mr. D'Agostino. Based on the results of an investigation conducted by the Audit Committee of the Board with the assistance of forensic auditors and special counsel, the Company's Audit Committee determined that Mr. D'Agostino failed to comply with Company policies and procedures, including those relating to expenses and personal business activities, that Mr. D'Agostino failed to furnish complete information to the Board regarding certain transactions, and that Mr. D'Agostino should reimburse the Company for certain expenses paid by the Company. On July 21, 2003, while not admitting to any wrongdoing, Mr. D'Agostino paid $400 to the Company in settlement of these matters. The results of the Audit Committee investigation did not reveal any matters that would have a material impact on the financial statements of the Company for any prior historical period. Following Mr. D'Agostino's resignation, the Board elected Gerald F. Mahoney as the Chairman of the Board.

NOTE 15 - SUBSEQUENT EVENT
--------------------------

Credit Facility Amendment

         On August 1, 2003, the Company entered into the Amended Restructured Credit Facility with its senior lenders. Under the terms of the Amended Restructured Credit Facility, Term Loan B, originally due on December 31, 2003, will mature on May 1, 2004. The asset based facility ("Revolver") and Term Loan A, both of which were originally due on June 30, 2005, will mature on August 1, 2004.

         In addition to modifying the maturity dates of the Company's senior debt, the Amended Restructured Credit Facility also: (i) waives certain debt covenant violations at April 30, 2003, (ii) allows the Company to make certain earn-out payments that were previously required to be deferred under the Restructured Credit Facility, (iii) provides the Company with improved advance rates under the Revolver on eligible accounts receivable and inventory and (iv) contains a number of other affirmative covenants. These covenants include, but are not limited to, the requirement that the Company meet certain amended leverage ratio, interest coverage ratio, fixed charge ratio and minimum EBITDA thresholds on an ongoing basis. The Revolver contains advance rates of 85% of the Company's eligible accounts receivable, 60% of the Company's eligible inventories (until February 1, 2004 at which time it reduces to 50%) and $10,000 against the Company's fixed assets. The Amended Restructured Credit Facility also changed the conditions under which the Company's senior lenders may exercise warrants to purchase the Company's common stock, modified the exercise schedule of the warrants originally granted with the Restructured Credit Facility and increased the number of shares of common stock potentially issuable upon exercise of the warrants. Under the Amended Restructured Credit Facility, the Company's senior lenders now hold warrants for 2,400 shares which would represent approximately 15.2% of the Company's outstanding common stock if the warrants were exercised. The first

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

warrant tranche, for 400 shares, becomes exercisable on December 31, 2003 unless, by November 30, 2003, the Company has delivered to its senior lenders a plan that is acceptable to its lenders to repay, in total, all of the outstanding obligations under the Amended Restructured Credit Facility by March 31, 2004. Additional warrant tranches of 400 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004 but only in the event there remains outstanding indebtedness under the Amended Restructured Credit Facility on the date the tranche becomes exercisable. Each warrant tranche would have an exercise price equal to the fair market value of the Company's common stock on the date the tranche becomes exercisable. See further discussion of the Company's long-term debt under "Note 6 - Debt".

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


Introduction

         We are one of the largest distributors of printed business products in North America and we are also a leading provider of end-to-end business management outsourcing solutions, which include vendor-neutral custom print sourcing, consulting and integrated storage and distribution services, that allow our customers to control all of their print-related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We provide customers with an integrated set of services and information tools that reduces the costs of procuring, storing, distributing and using printed business products and produce custom business documents, envelopes, direct mail and commercial printing.

         We employ approximately 2,800 persons and have 88 facilities throughout North America. We utilize approximately 653,000 square feet for manufacturing, 574,000 square feet for distribution, 506,000 square feet for warehousing, 57,000 square feet for print-on-demand and 415,000 square feet for sales and administrative offices.

         As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2004", "Fiscal 2003" and "Fiscal 2002" refer to our fiscal years ending April 30, 2004, 2003 and 2002, respectively.

         The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

Consolidated Results of Operations

   Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

         Revenues. Consolidated revenues decreased 4.8%, from $150.1 million for the three months ended July 31, 2002, to $142.9 million for the three months ended July 31, 2003. The decrease in consolidated revenues was primarily within our envelope printing and direct mail project management operations as we continue to experience strong competition and our customers are re-evaluating their purchasing programs for direct mail advertising, commercial printing and other related products due to general economic conditions. We believe that our inability to make certain earn-out payments due to financial covenants with our lenders adversely impacted the morale and productivity of some of our most important employees which in turn also negatively impacted revenues.

         International revenues increased 13.8%, from $35.5 million, or 23.7% of consolidated revenues, for the three months ended July 31, 2002, to $40.4 million, or 28.2% of consolidated revenues, for the three months ended July 31, 2003. The increase in international revenues was primarily due to the favorable increase in foreign currency exchange rates between the U.S. and Canadian dollars. In local currency, Canadian dollar revenues increased 1.7% for the three months ended July 31, 2003 versus the three months ended July 31, 2002. International revenues consist exclusively of revenues generated in Canada and Puerto Rico.

         Gross Profit. Gross profit decreased 9.3%, from $42.0 million, or 28.0% of revenues, for the three months ended July 31, 2002, to $38.1 million, or 26.7% of revenues, for the three months ended July 31, 2003. The decrease in gross profit was primarily in our envelope, direct mail and commercial printing units due to: (i) pricing pressures from competition, and (ii) an overall decrease in manufacturing volumes, described above, resulting in under absorption of fixed factory overhead.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.3%, from $35.4 million, or 23.6% of revenues, for the three months ended July 31, 2002, to $33.5 million, or 23.4% of revenues, for the three months ended July 31, 2003. The decrease in selling, general and administrative expenses both in dollars and as a percentage of revenues was primarily due to the cost savings realized associated with our restructuring plan and aggressive cost cutting and integration efforts.

         Restructuring Costs. During the three months ended July 31, 2003, the Company incurred $1.0 million in restructuring costs for the consolidation of certain envelope manufacturing facilities in the New York area. The costs are mainly comprised of future rental payments for the vacated facility. During the three months ended July 31, 2002, net restructuring costs totaled $221,000 as we reversed into income a $1.2 million restructuring charge taken in the three months ended April 30, 2001 that was no longer required since we settled the underlying contract dispute and we expensed $1.5 million in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

         Severance and Other Employment Costs. During the three months ended July 31, 2003, Thomas B. D'Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released us from any obligation to pay severance or other amounts under his employment agreement with us. As a result, during the three months ended July 31, 2003, we reversed into income approximately $2.2 million, which was previously recorded as an obligation to Mr. D'Agostino.

         Interest Expense, net. Interest expense, net of interest income, increased 6.8%, from $4.0 million for the three months ended July 31, 2002, to $4.3 million for the three months ended July 31, 2003. This increase in net interest expense was due to an increase in the Company's interest rates under its restructured credit facility entered into with its lenders on January 15, 2003 (the "Restructured Credit Facility") during the three months ended July 31, 2003. See "Note 6 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

         Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. During the three months ended July 31, 2003 and the three months ended July 31, 2002, we recorded $18,000 and $4.3 million for the subsequent change in the value of the Swap as a component of income.

         Abandoned Debt Offering Costs. During the three months ended July 31, 2002, we incurred $1.7 million in transaction costs paid in connection with a proposed private placement of senior secured notes (the "Offering"). Due to unfavorable market conditions at the timing of the Offering, we decided not to actively pursue the placement of the senior secured notes. The transaction costs incurred in connection with the Offering were expensed during the three months ended July 31, 2002.

         Other Expense (Income). Other income, net of other expense increased $95,000 from net other expense of $13,000 for the three months ended July 31, 2002, to net other income of $82,000 for the three months ended July 31, 2003. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

         Income Taxes from Continuing Operations. Income taxes increased from a tax benefit of $1.0 million for the three months ended July 31, 2002, to a tax provision of $0.9 million for the three months ended July 31, 2003, reflecting effective income tax and benefit rates of 57.4% and 28.2%, respectively. During the three months ended July 31, 2003, the effective income tax rate was greater than the statutory rate due to treating accumulated earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of our Canadian subsidiary's assets as part of our January 2003 debt restructuring. During the three months ended July 31, 2002, the effective income tax rate decreased primarily due to the 34.0% tax benefit recorded on the restructuring costs, loss on ineffective interest rate hedge and debt offering costs. Excluding these non-recurring items, our effective tax rate would have been approximately 42.0%.

         Discontinued Operations. During Fiscal 2003, we committed to a plan to dispose of certain non-core businesses. We completed the sale of these non-core businesses effective July 31, 2003 under our long-term business plan and strategic objectives. The net loss from discontinued operations during the three months ended July 31, 2003 of $1.3 million includes a write-down in assets of $1.0 million and a loss from operations of $0.3 million compared to net income from discontinued operations of $0.2 million during the three months ended July 31, 2003. The reason for the decrease in net income during the three months ended July 31, 2003 relates to softness in general economic conditions in the print industry and further deterioration of these non-core businesses.

Liquidity and Capital Resources

         At July 31, 2003, we had a working capital of $27.2 million, which includes $50.0 million in debt under our existing credit facility, which has been classified as short-term debt. Our capitalization, defined as the sum of long-term debt and stockholders' equity, at July 31, 2003 was approximately $180.1 million.

         We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our revolving credit facility. Cash at July 31, 2003, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the quarter and cash in Canada that has not been repatriated.

         Our anticipated capital expenditures budget for the next twelve months is approximately $6.0 million. We anticipate that these capital expenditures primarily will be equipment purchases, leasehold improvements and related costs we expect to incur in connection with the integration of certain operations.

         During the three months ended July 31, 2003, net cash provided by operating activities was $9.7 million. Net cash used in investing activities was $3.4 million, which was mainly comprised of $3.4 million used for additional purchase consideration, $0.3 million used for capital expenditures which was offset by $0.3 million received on the sale of property and equipment. Net cash used by financing activities was $6.3 million, which was mainly comprised of $5.0 million in net pay-downs on our revolving credit facility, $0.9 million in settlement payments for the interest rate swap, $0.2 million in payments of other long-term debt and $0.3 million in payments of deferred financing costs.

         During the three months ended July 31, 2002, net cash used in operating activities was $0.6 million. Net cash used in investing activities was $8.6 million, including $7.6 million used for acquisitions and additional purchase consideration and $1.4 million used for capital expenditures which were partially offset by the net proceeds of $0.2 million received on the sale of property and equipment and $0.2 million received from the collection of notes receivable. Net cash provided by financing activities was $8.5 million, which was mainly comprised of $11.2 million in net borrowings on our revolving credit facility which was partially offset by $1.7 million in payments for the abandoned debt offering, $0.2 million in payments of other long-term debt and $0.8 million in payments of deferred financing costs.

         We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 26.4% of our total revenues for the three months ended July 31, 2003. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

         Effective August 1, 2003 we entered into an amendment to our credit facility (the "Amended Restructured Credit Facility") with our senior lenders. The following discussion reflects the terms of this amendment.

         At April 30, 2003, we had exceeded certain debt covenants with our lenders that limited capital expenditures and the incurrence of restructuring costs. As part of the Amended Restructured Credit Facility, our senior lenders waived these defaults. The Amended Restructured Credit Facility also modified the calculation of EBITDA for credit facility covenant purposes to exclude the impact of goodwill impairment and the results of discontinued operations and amended certain financial covenants for future periods in a manner consistent with our current business plan and forecasts.

         The tranches of debt under the Amended Restructured Credit Facility consist of: (i) an approximately $100.0 million in availability asset-based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) an approximately $17.8 million senior term loan (the "Term Loan A"); and (iii) a $50.0 million senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on August 1, 2004. Term Loan B matures on May 1, 2004. The Revolver contains advance rates of 85% of our eligible accounts receivable, 60% of our eligible inventories (until February 1, 2004 at which time it reduces to 50%) and $10.0 million against our fixed assets. Under the Amended Restructured Credit Facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock. The first warrant tranche, for 400,000 shares, becomes exercisable on December 31, 2003 unless by November 30, 2003 we have delivered a plan that is acceptable to our lenders to repay all of our obligations under the Amended Restructured Credit Facility by March 31, 2004. Additional warrant tranches of 400,000 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004 but only in the event there remains outstanding indebtedness under the credit facility on the date the tranche becomes exercisable. Each 400,000 share warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

         The outstanding balances (in millions) on the Amended Restructured Credit Facility at September 9, 2003 were as follows:

                                      Maximum                Amount           Applicable
                                     Availability          Outstanding        Interest Rate
                                    -------------         -------------      -----------------
         Revolver                   $        96.6         $        92.5      LIBOR + 5%
         Term Loan A                         16.4                  16.4      LIBOR + 8%
         Term Loan B                         50.0                  50.0      11%, 12%, 13% & 14% for each
                                                                             calendar quarter of 2003
                                    -------------         -------------
                                    $       163.0         $       158.9
                                    =============         =============

         At September 9, 2003, we had $158.9 million outstanding on the Amended Restructured Credit Facility and, in addition, $3.3 million in outstanding letters of credit. Our availability under the Amended Restructured Credit Facility at September 9, 2003 was $0.8 million after inclusion of letters of credit.

         As noted above, the $50.0 million Term Loan B portion of the Amended Restructured Credit Facility matures on May 1, 2004 and Term Loan A and the Revolver mature on August 1, 2004. We are currently pursuing various strategic and refinancing alternatives that would allow us to repay the components of our credit facility debt by their respective due dates. However, we do not have any written agreements or firm commitments with respect to any potential refinancing or similar transactions, nor do we anticipate generating operating cash flows that would allow us to repay these obligations directly. There can be no assurance that we will be able to repay the Amended Restructured Credit Facility by its due date. In the event we are not able to do so, we will be in default with our lenders under the Amended Restructured Credit Facility. Any such default likely could have a material adverse effect on our business, financial condition and results of operations.

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

         In May 2001, we entered into an interest rate swap agreement to manage interest rate risk on the variable rate borrowings under our then existing credit facility. As of July 31, 2003, the swap was recorded at $2.4 million, which represents the amount which we would have paid to settle the swap at that date. If we repay the amounts outstanding under the Amended Restructured Credit Facility with proceeds from any alternate financing, we will be required to settle the swap at the fair value as of that date. We anticipate using a portion of the proceeds from any such financing to make this payment.

         We historically have grown significantly through acquisitions. However, we began to implement a new strategic business plan in Fiscal 2003. Under our new strategic plan, we have focused on (i) integrating our existing core operations to improve profitability, (ii) divesting non-core operations to pay down debt and (iii) greater focus on profitable accounts even at the expense of lower overall revenue. We did not consummate any acquisitions in Fiscal 2003 and we do not anticipate pursuing or consummating acquisitions in the near future.

         As previously announced in two separate public press releases, we have been contacted by various third parties who have expressed a desire to explore transactions ranging from investments in us to an acquisition of our business. In light of these inquiries, our Board of Directors and the financial advisor to us and the Board's Special Committee are exploring a number of potential strategic alternatives to improve our capital structure, including a potential recapitalization or sale of our business. The Special Committee has directed its financial advisors to vigorously explore available alternatives and to actively engage in discussions with interested third parties. However, we are not a party to any written agreements with any third parties regarding these potential transactions nor are we negotiating any specific transaction terms with any particular third party at this time. There can be no assurance that any transaction will occur, and, if any transaction occurs, what the structure or terms of such transaction would be. Unless otherwise required by applicable securities laws, we do not expect to make any further public announcements regarding any potential transactions.

Fluctuations in Quarterly Results of Operations

         Our envelope and commercial print businesses are subject to seasonal influences resulting from the lower demand for consumable printed business products during the summer months which coincides with our fiscal quarters ending in July. Quarterly results also may be materially affected by variations in the prices by us for the products we sell, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of results that may be achieved for any subsequent fiscal quarter or full fiscal year.

Inflation

         We do not believe that inflation has had a material impact on our results of operations during Fiscal 2003 or Fiscal 2002.

Critical Accounting Policies and Judgments

         Use of Estimates. In preparing our financial statements in comformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory reserves, impairment of property and equipment, impairment of goodwill and intangible assets and realization of deferred tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

         Revenue Recognition. We recognize revenue for the majority of our products upon shipment to the customer, upon the transfer of title and at the time risk of loss passes to the buyer. Under agreements with certain customers, we may store custom forms for future delivery. In these situations, we typically receive a warehousing fee for the services we provide. In these cases, delivery and billing schedules are agreed upon with the customer and revenue is recognized when manufacturing is complete, title transfers to the customer, the order is invoiced and there is reasonable assurance as to collectibility. Since the majority of products are customized, product returns are not significant. We recognize revenues for warehousing customers' inventory as storage services are provided. We do not charge separate fees for on-line access and ordering of inventory as these services are offered to customers as a convenience. Delivery costs billed to customers are recognized in revenues.

         Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts, which is reviewed at least quarterly for estimated losses resulting from the inability of our customers to make required payments. Additional allowances may be necessary in the future if the ability of our customers to pay deteriorates.

         Inventory Reserves. We maintain a reserve for slow moving or obsolete inventory, which is reviewed at least quarterly, based upon usage and inventory age to determine its adequacy. Physical inventories are taken throughout each fiscal year.

         Impairment of Property and Equipment. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" beginning in fiscal year 2003.

         Impairment of Goodwill and Intangible Assets. During Fiscal 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued. We adopted this new standard and as a result, we ceased to amortize goodwill effective May 1, 2001. In lieu of amortization we performed an initial impairment review of our goodwill and indefinite-lived intangible assets as of the implementation date, following which we concluded that there was no impairment at May 1, 2001. An impairment is recorded when the fair value of a reporting unit is less than the carrying value of the reporting unit's net assets. Fair value of a reporting unit is derived from a combination of discounted future cash flow and comparison to comparable publicly traded companies. We are required to perform an annual impairment review upon the completion of each fiscal year. The results of these annual impairment reviews are highly dependent on management's projection of future results for our reporting units and there can be no assurance that at the time such reviews are completed a material impairment charge will not be recorded. An impairment test was performed at April 30, 2003 at which time an $18.0 million charge was recorded as a component of operating income.

         Realization of Deferred Tax Assets. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The primary factors we consider are our historical results, earnings potential determined through use of internal projections and the nature of income that can be used to realize the deferred tax asset. Based on our consideration of these factors, we believe it is more likely than not all of our deferred tax assets will be realized. If future results of operations are less than expected future assessments may result in a determination that some or all of the net deferred tax assets are not realizable.

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

Factors Affecting the Company's Business

The terms of our amended credit facility require us to repay at least $50.0 million of debt by May 1, 2004 and to repay our remaining credit facility obligations by August 1, 2004. There can be no assurance that we will be able to satisfy these obligations.

         Under the terms of an amendment to our credit facility that we entered into with our senior lenders effective as of August 1, 2003, the due date for the $50.0 million term loan was extended from December 31, 2003 until May 1, 2004 and the due dates for another term loan and the revolving portion of the facility were accelerated to August 1, 2004. We are currently pursuing various strategic and refinancing alternatives that would allow us to repay our credit facility obligations by their respective due dates. However we do not have any written agreements or firm commitments with respect to any potential refinancing or similar transactions, nor do we anticipate generating operating cash flows that would allow us to repay these obligations directly. There can be no assurance that we will be able to repay our credit facility obligations by their respective due dates. In the event we are unable to do so, our lenders would have the right to declare our entire approximately $170.0 million credit facility in default and foreclose on our assets unless we obtained a waiver or amendment to the credit facility. As a result, the inability to repay our credit facility obligations would have a material adverse effect on our business, financial condition and results of operations.

Under the terms of our amended credit facility, we have granted our lenders warrants to acquire up to 2.4 million shares of our common stock. These warrants could have a dilutive effect on our existing stockholders.

         Under the terms of our amended credit facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock, which would represent approximately 15.2% of our outstanding common stock if the warrants were exercised. The first warrant tranche, for 400,000 shares, becomes exercisable on December 31, 2003 unless, by November 30, 2003, we have delivered a plan that is acceptable to our lenders to repay all of our obligations under our credit facility by March 31, 2004. Additional warrant tranches of 400,000 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004, but only in the event there remains outstanding indebtedness under the credit facility on the date the tranche becomes exercisable. Each warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

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

         Recipients of approximately $1.0 million of earn-out payments voluntarily agreed to accept subordinated notes due in 2005 in lieu of receiving a cash earn-out payment in May. However, many earn-out recipients were not willing to accept these notes. As a result, to remain in compliance with our credit facility, we were required to breach our earn-out obligations, or in one case deliver a short-term promissory note, with respect to individuals entitled to approximately $3.0 million in earn-out payments. Under the terms of the amendment to the credit facility that we entered into with our senior lenders on August 1, 2003, we were allowed to make these earn-out payments that were previously required to be deferred. However, we believe that the earn-out breaches have had an adverse effect on the morale and productivity of some of our most important employees and this adverse effect may impact our operations on a long-term basis.

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

Our credit facility subjects us to a number of financial covenants. If our financial results in future periods are not what we anticipate, we likely will breach one or more of these covenants. Any such breaches could have a material adverse impact on our business and financial condition.

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

         In March 2003, we terminated the employment of Thomas B. D'Agostino, Jr., the President of our Solutions Division, and he subsequently resigned as a director. In July 2003, Thomas B. D'Agostino, Sr. resigned as a director, officer and employee. Under the terms of their respective employment separations, each of these individuals is entitled to compete against the Company if he so desires. We believe that Mr. D'Agostino, Jr. has already begun some competitive activities within our industry and solicited some of our employees. However, the majority of our key managers and performers have employment contracts containing non-compete provisions which we believe would preclude them from joining Mr. D'Agostino, Jr.

         Both of these individuals have longstanding relationships with many of our key employees and key customers. In the event that either or both of these individuals choose to actively compete against the Company, there can be no assurance that any such competitive efforts will not adversely impact our business.

For additional risk factors, refer to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         Our financial instruments include cash, accounts receivable, accounts payable, long-term debt and an interest rate swap. Market risks relating to the Company's operations result primarily from changes in interest rates. Our borrowings under our credit facility are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at July 31, 2003.

         We do not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, we entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to us. The Swap's effective date is August 1, 2001 with a termination date of March 10, 2004. We exchanged our variable interest rate on $100.0 million in credit facility debt for a fixed 3-month LIBOR of approximately 5.10% plus our interest rate spread under our credit facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under our revolving credit portion of our debt. This interest rate swap has the effect of locking in, for a specified period, the base interest rate we will pay on the $100.0 million notional principal amount established in the Swap. As a result, while this hedging arrangement is structured to reduce our exposure to interest rate increases, it also limits the benefit we might otherwise have received from any interest rate decreases. The Swap is cash settled quarterly, with the Swap's carrying value adjusted for amounts paid or received. If 3-month LIBOR were to increase or decrease by 1.0%, the impact to us would be a cash savings of $1.0 million in annual interest expense or additional annual cash interest expense of $1.0 million over the interest charged on $100.0 million in debt under the variable 3-month LIBOR. Any such change in interest rates would have a related impact on the Swap in that a 1% increase or decrease would have an impact on the fair value of the swap of approximately $1.0 million.


Item 4.           Controls and Procedures

(a) Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits
         **10.88 Second Amendment to Employment Agreement, dated August 28, 2003, between Workflow Management, Inc. and Michael L. Schmickle

         **10.89 Change of Control Agreement, dated July 15, 2003, between Workflow Management, Inc. and Michael L. Schmickle

         **31.1            Section 302 Certification - Chief Executive Officer
         **31.2            Section 302 Certification - Chief Financial Officer
         **32.1            Section 906 Certification - Chief Executive Officer
         **32.2            Section 906 Certification - Chief Financial Officer

         _______________________________________________________________________

         **File herewith.

(b)    Reports on Form 8-K

       -        Item 9 / Item 12 Press Release - July 22, 2003.

       -        Item 9 / Item 12 Press Release - June 27, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORKFLOW MANAGEMENT, INC.



       September 15, 2003               By: /s/ Gary W. Ampulski
----------------------------------         -------------------------------------
             Date                          Gary W. Ampulski
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


       September 15, 2003              By: /s/ Michael L. Schmickle
-----------------------------------       --------------------------------------
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