Form 10-Q
period 2003-10-31
WORKFLOW MANAGEMENT INC
filed 2003-12-15
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               ---  ---

     As of December 12, 2003, there were 13,414,125 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX


                                                                                                               Page No.
PART I - FINANCIAL INFORMATION                                                                                 --------

Item 1.    Financial Statements

           Consolidated Balance Sheet..............................................................................3
              October 31, 2003 (unaudited) and April 30, 2003

           Consolidated Statement of Operations (unaudited)........................................................4
              For the three and six months ended October 31, 2003 and October 31, 2002

           Consolidated Statement of Cash Flows (unaudited)........................................................5
              For the six months ended October 31, 2003 and October 31, 2002

           Notes to Consolidated Financial Statements (unaudited)..................................................6


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............................................27

Item 4.    Controls and Procedures................................................................................27


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................................28

Signatures........................................................................................................29


                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                                                    October 31,        April 30,
ASSETS                                                                                 2003              2003
------                                                                              ------------    ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $      2,427    $      4,992
   Accounts receivable, less allowance for doubtful
     accounts of $3,818 and $3,455, respectively                                          86,783          89,585
   Inventories                                                                            44,743          49,182
   Assets of businesses held for sale                                                                      8,219
   Short-term deferred income taxes                                                        7,760           7,738
   Prepaid expenses and other current assets                                              10,206           7,855
                                                                                    ------------    ------------
       Total current assets                                                              151,919         167,571

Property and equipment, net                                                               36,691          38,072
Goodwill                                                                                 113,531         109,515
Other intangible assets, net                                                               1,294           1,307
Long-term deferred income taxes                                                            9,239           7,568
Other assets                                                                               4,643           5,844
                                                                                    ------------    ------------
       Total assets                                                                 $    317,317    $    329,877
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                  $    154,091    $        674
   Accounts payable                                                                       38,562          35,332
   Accrued compensation                                                                   10,460          13,266
   Accrued additional purchase consideration                                               4,839           7,677
   Accrued restructuring costs                                                             2,108           2,448
   Liabilities of businesses held for sale                                                                 3,219
   Short-term swap liability                                                               2,508           4,263
   Other accrued liabilities                                                              19,577          20,071
                                                                                    ------------    ------------
       Total current liabilities                                                         232,145          86,950

Long-term credit facility                                                                                165,065
Other long-term debt                                                                       1,147             834
Deferred income taxes                                                                      5,573           5,405
Other long-term liabilities                                                                8,517           3,757
                                                                                    ------------    ------------
       Total liabilities                                                                 247,382         262,011
                                                                                    ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding
   Common stock, $.001 par value, 150,000,000 shares authorized,
     13,414,125 and 13,359,164 shares, respectively, issued and outstanding                   13              13
   Additional paid-in capital                                                             53,491          53,191
   Notes receivable from officers                                                            (40)            (53)
   Accumulated other comprehensive income (loss)                                             533            (699)
   Retained earnings                                                                      15,938          15,414
                                                                                    ------------    ------------
       Total stockholders' equity                                                         69,935          67,866
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    317,317    $    329,877
                                                                                    ============    ============
          See accompanying notes to consolidated financial statements.


                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                         ------------------               ----------------
                                                      October 31,      October 31,    October 31,    October 31,
                                                          2003             2002           2003          2002
                                                     ------------     ------------   ------------    -----------
Revenues                                             $    148,194     $    159,201   $    291,097    $   309,323
Cost of revenues                                          106,701          114,399        211,476        222,495
                                                     ------------     ------------   ------------    -----------
       Gross profit                                        41,493           44,802         79,621         86,828

Selling, general and administrative expenses               33,733           35,868         67,231         71,249
Restructuring costs                                                                         1,021            221
Severance and other employment costs                                                       (2,239)
                                                      -----------     ------------   ------------    -----------
       Operating income                                     7,760            8,934         13,608         15,358

Interest expense                                            4,440            5,860          8,754         10,003
Interest income                                               (29)            (123)           (67)          (263)
Loss on ineffective interest rate hedge                       105            1,106            124          5,451
Financing fees and other bank related costs                   661              810            661            810
Abandoned debt offering costs                                                  174                         1,879
Other expense (income)                                         58               (3)           (25)            10
                                                     ------------     ------------   ------------    -----------

Income (loss) from continuing operations
   before provision (benefit) for income taxes              2,525            1,110          4,161         (2,532)
Provision (benefit) for income taxes                        1,439              457          2,378           (571)
                                                     ------------     ------------   ------------    -----------

Income (loss) from continuing operations                    1,086              653          1,783         (1,961)
                                                     ------------     ------------   ------------    -----------

Discontinued operations:
   (Loss) income from discontinued
     operations                                                               (235)        (2,171)           135
   (Benefit) provision for income taxes                                        (99)          (912)            56
                                                     ------------     ------------   ------------    -----------

(Loss) income from discontinued operations                                    (136)        (1,259)            79
                                                     ------------     ------------   ------------    -----------
Net income (loss)                                     $     1,086     $        517   $        524    $    (1,882)
                                                      ===========     ============   ============    ===========

Net income (loss) per share:
   Basic:
       Income (loss) from continuing operations      $       0.08     $       0.05   $       0.13    $     (0.15)
       (Loss) income from discontinued
         operations                                                          (0.01)         (0.09)          0.01
                                                     -------------    ------------   ------------    -----------
       Net income (loss)                             $       0.08     $       0.04   $       0.04    $     (0.14)
                                                     =============    ============   ============    ============
   Diluted:
       Income (loss) from continuing operations      $       0.08     $       0.05   $       0.13    $     (0.15)
       (Loss) income from discontinued
         operations                                                          (0.01)         (0.09)          0.01
                                                     -------------    ------------   ------------    -----------
       Net income (loss)                             $       0.08     $       0.04   $       0.04    $     (0.14)
                                                     =============    ============   ============    ===========

Weighted average common shares outstanding:
       Basic                                               13,396           13,194         13,382         13,174
       Diluted                                             13,534           13,224         13,474         13,174

          See accompanying notes to consolidated financial statements.


                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                     Six Months Ended October 31,
                                                                                         2003           2002
                                                                                     ------------    -----------
Cash flows from operating activities:
   Net income (loss)                                                                  $       524    $    (1,882)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization expense                                                 4,606          4,907
      Restructuring costs, net of cash paid                                                  (351)           (60)
      Amortization of deferred financing costs                                              1,624          1,441
      Loss on ineffective swap                                                                124          5,451
      Loss on abandoned debt offering                                                                      1,879
      Loss from discontinued operations                                                     2,171           (135)
      Change in assets and liabilities held for sale, net                                     651           (577)
      Changes in assets and liabilities:
        Accounts receivable                                                                 4,830          4,402
        Inventories                                                                         5,769         (3,529)
        Prepaid expenses and other assets                                                  (1,716)          (370)
        Accounts payable                                                                    2,444            284
        Accrued liabilities                                                                (5,877)        (7,084)
                                                                                      -----------    ------------
             Net cash provided by operating activities                                     14,799          4,727
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions                                                                  (48)        (1,082)
   Cash paid for additional purchase consideration                                         (6,286)        (7,403)
   Cash proceeds from the sale of discontinued operations                                   5,000
   Additions to property and equipment                                                     (1,948)        (2,486)
   Other                                                                                       40            381
                                                                                      -----------    -----------
             Net cash used in investing activities                                         (3,242)       (10,590)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                48,139         75,800
   Payments of credit facility borrowings                                                 (59,713)       (64,250)
   Payments of other debt                                                                    (314)          (373)
   Payment of abandoned debt offering costs                                                               (1,879)
   Payment on cash settlement of interest rate swap                                        (1,879)        (1,620)
   Payments of deferred financing costs                                                      (742)        (1,177)
   Other                                                                                      170             371
                                                                                      -----------    ------------
             Net cash (used in) provided by financing activities                          (14,339)         6,872
                                                                                      -----------    -----------
Effect of exchange rates on cash and cash equivalents                                         217             (7)
                                                                                       ----------    -----------
Net (decrease) increase in cash and cash equivalents                                       (2,565)         1,002
Cash and cash equivalents at beginning of period                                            4,992          5,262
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     2,427    $     6,264
                                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                                     $      6,077    $    11,228
   Income taxes paid                                                                 $      1,779    $     3,666


Non-cash transactions:
o During the six months ended October 31, 2003 and October 31, 2002, the Company accrued $3,656 and $3,940 for additional purchase consideration for earn-outs, respectively.

o During the six months ended October 31, 2003, the Company recorded additional paid-in capital of $2 relating to the tax benefit of stock options exercised.

           See accompanying notes to consolidated financial statements.

                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


NOTE 1 - NATURE OF BUSINESS
---------------------------

     Workflow Management, Inc. (the "Company" or "Workflow Management") is one of the largest distributors of printed business products in North America and is also a leading provider of end-to-end business management outsourcing solutions, which include vendor-neutral custom print sourcing, consulting and integrated storage and distribution services, that allow its customers to control all of their print-related costs. The Company produces and distributes a full range of printed business products and provides related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. Workflow Management provides customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products and produces custom business documents, envelopes, direct mail and commercial printing. The Company employs approximately 2,700 persons and has 87 facilities located throughout North America.


NOTE 2 - LIQUIDITY
------------------

     Effective on August 1, 2003, the Company amended its credit facility (the "Amended Restructured Credit Facility"). Under the terms of the amendment, the Company deferred repayment of the $50,000 term loan portion of the Amended Restructured Credit Facility until May 1, 2004. In addition, the repayment terms for another term loan and the asset based revolving facility of the Amended Restructured Credit Facility have been accelerated to August 1, 2004. The
Company is currently pursuing various strategic and refinancing alternatives that would allow it to repay its obligations under the Amended Restructured Credit Facility by their respective due dates. However, the Company does not have any firm commitments with respect to any potential refinancing or similar transactions, nor does the Company anticipate generating operating cash flows that would allow it to repay these obligations directly. There can be no assurance that the Company will be able to repay its obligations by their respective due dates. In the event that the Company is unable to do so, it will be in default with its lenders under the Amended Restructured Credit Facility. Any such default likely would have a material adverse effect on the Company's business, financial condition and results of operations and the lenders' remedies upon such default would include the right to foreclose on the Company's assets.


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

     As used in the Notes to Consolidated Financial Statements, "Fiscal 2003", "Fiscal 2002", "Fiscal 2001" and "Fiscal 1999" refer to the Company's fiscal years ended April 30, 2003, 2002 and 2001 and April 24, 1999, respectively.


NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:
                                                                                     October 31,       April 30,
                                                                                        2003             2003
                                                                                     -------------   -------------

Raw materials.....................................................................   $       9,173   $      11,438
Work-in-process...................................................................           8,583           6,294
Finished goods....................................................................          26,987          31,450
                                                                                     -------------   -------------
   Total inventories                                                                 $      44,743   $      49,182
                                                                                     =============   =============


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following:
                                                                                        October 31,    April 30,
                                                                                           2003          2003
                                                                                        -----------  -----------
Buildings.............................................................................  $            $       351
Furniture and fixtures................................................................       28,366       26,000
Computer equipment and software.......................................................       24,823       22,972
Warehouse equipment...................................................................       34,155       33,309
Equipment under capital leases........................................................        1,224        1,224
Leasehold improvements................................................................       12,514       11,936
                                                                                        -----------  -----------
                                                                                            101,082       95,792
Less: Accumulated depreciation........................................................      (64,391)     (57,720)
                                                                                        -----------  -----------
Net property and equipment............................................................  $    36,691  $    38,072
                                                                                        ===========  ===========

     Depreciation expense for the three months ended October 31, 2003 and October 31, 2002 was $2,321 and $2,436, respectively, and for the six months ended October 31, 2003 and October 31, 2002 was $4,569 and $4,858, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 6 - DEBT
-------------

Revolving Credit Facility

     On August 1, 2003, the Company entered into the Amended Restructured Credit Facility with its senior lenders. Under the terms of the Amended Restructured Credit Facility, Term Loan B matures on May 1, 2004 while the asset based facility ("Revolver") and Term Loan A both mature on August 1, 2004.

     The Amended Restructured Credit Facility contains a number of affirmative covenants. These covenants include, but are not limited to, the requirement that the Company meet certain leverage ratio, interest coverage ratio, fixed charge ratio and minimum EBITDA thresholds on an ongoing basis. The Revolver contains advance rates of 85% of the Company's eligible accounts receivable, 60% of the Company's eligible inventories (until February 1, 2004 at which time it reduces to 50%) and $10,000 against the Company's fixed assets. Under the Amended Restructured Credit Facility, the Company's senior lenders hold warrants for 2,400 shares which would represent approximately 15.2% of the Company's outstanding common stock if the warrants were exercised. Under the terms of the warrant, the first warrant tranche, for 400 shares, would become exercisable on December 31, 2003 unless, by November 30, 2003, the Company had delivered to its senior lenders a plan acceptable to its lenders to repay, in total, all of the outstanding obligations under the Amended Restructured Credit Facility by March 31, 2004. On November 26, 2003, the Company met the plan delivery requirement with its lenders. The lenders have until December 31, 2003 to accept the plan. Additional warrant tranches of 400 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004 but only in the event there remains outstanding indebtedness under the Amended Restructured Credit Facility on the date the tranche becomes exercisable. Each warrant tranche would have an exercise price equal to the fair market value of the Company's common stock on the date the tranche becomes exercisable.

The outstanding balances on the Amended Restructured Credit Facility at October 31, 2003 were as follows:


                                      Maximum                Amount           Applicable
                                     Availability          Outstanding       Interest Rate
                                    -------------         -------------      -------------
       Revolver                     $     100,000         $      87,220      LIBOR + 5%
       Term Loan A                         16,313                16,313      LIBOR + 8%
       Term Loan B                         50,000                50,000      11%, 12%, 13% & 14% for each
                                                                             calendar quarter of 2003
                                    -------------         -------------
                                    $     166,313         $     153,533
                                    =============         =============

     At October 31, 2003, the Company had $153,533 outstanding on the Amended Restructured Credit Facility and, in addition, $3,094 in outstanding letters of credit. The Company's availability under the Restructured Credit Facility at October 31, 2003 was $9,686 after inclusion of letters of credit.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Letters of Credit

     The Company has outstanding letters of credit of approximately $3,094 related to performance and payment guarantees. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

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

     The Company accounted for the Swap under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective May 1, 2001, the Company implemented SFAS No. 133 as amended. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Under the guidelines of SFAS No. 133, the Company originally classified the Swap as a cash flow hedge. However, on October 16, 2002, the Company's prior credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap underlying this debt became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. This ineffective Swap is cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at October 31, 2003, the Company recorded a short-term liability of $2,508. During the six months ended October 31, 2003, the Company paid $1,879 representing quarterly cash settlement payments. The Company recorded a net loss of $124 on the ineffective interest rate hedge for the six months ended October 31, 2003.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Changes in stockholders' equity during the six months ended October 31, 2003 were as follows:


Stockholders' equity balance at April 30, 2003                                  $      67,866
Issuance of common stock in conjunction with:
   Exercise of stock options, including tax benefits                                       21
   Employee stock purchase program                                                        111
   Fees paid to outside members of the Company's Board of Directors                        25
Change in balance of notes receivable from directors and officers                          13
Value of contingent common stock warrants                                                 142
Comprehensive income                                                                    1,757
                                                                                -------------
Stockholders' equity balance at October 31, 2003                                $      69,935
                                                                                =============

Comprehensive Income

The components of comprehensive income are as follows:

                                                            Three Months Ended                 Six Months Ended
                                                     -------------------------------    -------------------------------
                                                       October 31,       October 31,      October 31,      October 31,
                                                           2003             2002             2003              2002
                                                     -------------     -------------    -------------     -------------
Net income (loss)                                    $       1,086     $         517    $         524     $      (1,882)
Other comprehensive income (loss):
   Unfunded benefit plan obligation, net of tax             (2,935)                            (2,935)
   Changes in fair market value of financial
       instruments designated as hedges of
       interest rate exposure, net of taxes                                                                        (394)
   Write-off of fair market value of ineffective
       interest rate hedge, net of tax                                                                            2,520
   Foreign currency translation adjustment                   2,868               197            4,168                 6
                                                     -------------     -------------    -------------     -------------
Comprehensive income                                 $       1,019     $         714    $       1,757     $         250
                                                     =============     =============    =============     =============

Notes Receivable from Officers

     During Fiscal 2001 and Fiscal 1999, the Company extended unsecured loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes were full recourse promissory notes bearing interest at 6.75% and 8.0% per annum, respectively, with principal and interest payable at maturity on January 2, 2003 and February 3, 2003. During the year ended April 30, 2003, the Company collected $4,502 in principal and $769 in interest as payments on the Director and Officer Notes and charged off $681 for uncollectible notes. At October 31, 2003, $40 (net of a $270 reserve established for uncollectible notes) was outstanding on the Director and Officer notes.

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

                                                           Three Months Ended              Six Months Ended
                                                          October 31,October 31,         October 31,October 31,
                                                      ----------------------------   ---------------------------
                                                           2003            2002           2003            2002
                                                      ------------    ------------   ------------    -----------
Earnings per share:

Net income (loss) from continuing operations          $      1,086    $        653   $      1,783   $      (1,961)
Net (loss) income from discontinued operations                                (136)        (1,259)            79
                                                      ------------    ------------   ------------   ------------
Net income (loss)                                     $      1,086    $        517   $        524   $      (1,882)
                                                      ============    ============   ============   =============

Weighted average number of
   Common shares outstanding                                13,396          13,194         13,382         13,174
   Potentially dilutive shares*                                138              30             92
                                                      ------------    ------------   ------------   ------------
       Total                                                13,534          13,224         13,474         13,174
                                                      ============    ============   ============   ============

Basic income (loss) earnings per share:
   Net income (loss) from continuing operations      $       0.08     $       0.05   $       0.13    $     (0.15)
   Net (loss) income from discontinued operations                            (0.01)         (0.09)          0.01
                                                      ------------    ------------   ------------   ------------
Net income (loss)                                    $       0.08     $       0.04   $       0.04    $     (0.14)
                                                      ============    ============   ============   ============
Diluted income (loss) earnings per share:
   Net income (loss) from continuing operations      $       0.08     $       0.05   $       0.13    $     (0.15)
   Net (loss) income from discontinued operations                            (0.01)         (0.09)          0.01
                                                      ------------    ------------   ------------   ------------
   Net income (loss)                                 $       0.08     $       0.04   $       0.04    $     (0.14)
                                                     ============     ============   ============    ===========

* The Company had additional employee stock options outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 2,532 and 4,549 shares of common stock were anti-dilutive and outstanding during the six months ended October 31, 2003 and October 31, 2002, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 9 - BUSINESS COMBINATIONS
------------------------------

     During the six months ended October 31, 2003 and Fiscal 2003, the Company did not complete any business combinations.

     During Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions, respectively, accounted for under the purchase method (the "Purchased Companies"). These acquisitions were made in order to expand the Company's presence in the marketplace in which it serves. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Initial cash consideration and subsequent acquisition costs paid associated with the acquisition of the Purchased Companies totaled $6,334, $8,537, $17,494 and $29,989 during the six months ended October 31, 2003, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired and earn-outs paid in connection with the Purchased Companies during the six months ended October 31, 2003, Fiscal 2003, Fiscal 2002 and Fiscal 2001, were $6,334, $8,537, $18,078 and $39,431, respectively, including intangible assets of $6,334, $8,537, $16,464 and $20,282, respectively.

     The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During the six months ended October 31, 2003, Fiscal 2003, Fiscal 2002 and Fiscal 2001, $6,286, $7,659, $9,451 and $6,614, respectively, of additional purchase consideration was paid by the Company in connection with earn-out provisions and another $4,839 has been accrued for these earn-out provisions at October 31, 2003. The additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at October 31, 2003.


NOTE 10 - RESTRUCTURING COSTS
-----------------------------

     The Company historically has grown significantly through acquisitions. However, the Company began to implement a new strategic business plan in Fiscal 2003. Under its new strategic plan, the Company has focused on (i) integrating its existing core operations to improve profitability and (ii) divesting non-core operations to pay down debt. The Company did not consummate any acquisitions during the six months ended October 31, 2003 or in Fiscal 2003 and does not anticipate pursuing or consummating acquisitions in the near future.

     During the six months ended October 31, 2003, the Company recorded a restructuring charge of $1,021 in connection with its consolidation of envelope printing facilities in the New York area. The costs mainly were comprised of future rental payments for a facility the Company vacated in May 2003.

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

     The following table sets forth the Company's accrued restructuring costs for the six months ended October 31, 2003.

                                                                    Facility       Severance      Other Asset
                                                                  Closure and         and         Writedowns
                                                                 Consolidation    Terminations     and Costs         Total
                                                               -----------------  -------------  --------------   ------------

Balance at April 30, 2003......................................$             206  $       1,845  $          397   $      2,448
       Additions...............................................            1,021                                         1,021
       Utilizations............................................             (658)          (703)                        (1,361)
                                                                ----------------  -------------  --------------   ------------

Balance at October 31, 2003....................................$             569  $       1,142  $          397   $      2,108
                                                                 ===============  =============  ==============   ============

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
----------------------------------------------


Goodwill consists of the following:

Balance at April 30, 2003 ..................................  $     109,515
       Additions............................................          4,080
       Disposals............................................            (64)
                                                              -------------
Balance at October 31, 2003.................................  $     113,531
                                                              =============

Intangible assets subject to amortization consist of the following:

                                                     October 31,     April 30,
                                                         2003          2003
                                                   -------------  -------------
Customer lists...................................  $       1,327  $       1,302
Non-compete agreements...........................            398            398
Other  ..........................................            664            664
                                                   -------------  -------------
                                                           2,389          2,364
  Less:  Accumulated amortization................         (1,095)        (1,057)
                                                   -------------  -------------
       Net intangible assets.....................  $       1,294  $       1,307
                                                   =============  =============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 12 - SEGMENT REPORTING
---------------------------

     The Company transacts business in the United States, Canada and Puerto Rico. The Company does not allocate corporate overhead by segment in assessing performance. Corporate expenses and overhead included within the operating income of the Company's United States operations totaled $1,364 and $1,371 for the three months ended October 31, 2003 and October 31, 2002, respectively, and $545 and $3,774 for the six months ended October 31, 2003 and October 31, 2002, respectively.


     The following table sets forth information as to the Company's operations in its different geographic segments:

                                                      Three Months Ended                  Six Months Ended
                                                 ----------------------------       ----------------------------
                                                  October 31,    October 31,         October 31,    October 31,
                                                     2003           2002                2003           2002
                                                 -------------  -------------       -------------  -------------
   Revenues:
   ---------
   United States...............................  $     106,902  $     122,978       $     209,438  $     237,614
   Canada......................................         38,765         33,612              76,500         66,784
   Puerto Rico.................................          2,527          2,611               5,159          4,925
                                                 -------------  -------------       -------------  -------------
     Total.....................................  $     148,194  $     159,201       $     291,097  $     309,323
                                                 =============  =============       =============  =============

                                                      Three Months Ended                  Six Months Ended
                                                 ----------------------------       ----------------------------
                                                  October 31,    October 31,         October 31,    October 31,
                                                     2003           2002                2003           2002
                                                 -------------  -------------       -------------  -------------
   Operating Income:
   -----------------
   United States...............................  $       3,961  $       5,851       $       6,713  $       9,299
   Canada......................................          3,722          2,968               6,605          5,933
   Puerto Rico.................................             77            115                 290            126
                                                 -------------  -------------       -------------  -------------
     Total.....................................  $       7,760  $       8,934       $      13,608  $      15,358
                                                 =============  =============       =============  =============

   Identifiable assets (at quarter-end):
   -------------------------------------
                                                                                     October 31,      April 30,
                                                                                        2003            2002
                                                                                    -------------  -------------

   United States..................................................................  $     248,567  $     302,977
   Canada.........................................................................         66,236         52,156
   Puerto Rico....................................................................          2,514          3,066
                                                                                    -------------  -------------
     Total........................................................................  $     317,317  $     358,199
                                                                                    =============  =============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 13 - SALE OF DISCONTINUED OPERATIONS
-----------------------------------------

     Effective July 31, 2003, the Company completed the divestiture of certain non-core print manufacturing operations. The assets and liabilities of the divested businesses, which had been excluded from the Company's historical operating results and classified as discontinued operations at April 30, 2003 pursuant to SFAS No. 144, were sold to a financial buyer for $5,000 in gross proceeds. After payment of expenses, the transaction generated net cash proceeds of approximately $4,900. The Company used these net proceeds to make certain earn-out payments that were due in May 2003 under purchase agreements for prior acquisitions and to reduce outstanding indebtedness with its senior lenders. With the divestiture, the Company exited the print manufacturing of various types of specialty packaging, folding boxes and vinyl, flexographic and silkscreen labels and signs.

Summarized below are the results of discontinued operations for the six months ended October 31, 2003 and October 31, 2002:

                                                        Six Months Ended October 31,
                                                     ---------------------------------
                                                           2003               2002
                                                     --------------     --------------
Revenues                                             $        5,677      $      13,119
(Loss) income from discontinued operations                   (2,171)               135


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


Introduction

     We are one of the largest distributors of printed business products in North America and we are also a leading provider of end-to-end business management outsourcing solutions, which include vendor-neutral custom print sourcing, consulting and integrated storage and distribution services, that allow our customers to control all of their print-related costs. We produce and distribute a full range of printed business products and provide related management services to approximately 31,000 customers in North America ranging in size from small businesses to Fortune 100 companies. We provide customers with an integrated set of services and information tools that reduce the costs of procuring, storing, distributing and using printed business products and produce custom business documents, envelopes, direct mail and commercial printing. We employ approximately 2,700 persons and have 87 facilities throughout North America.

     As used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Fiscal 2004", "Fiscal 2003" and "Fiscal 2002" refer to our fiscal years ending April 30, 2004 and ended April 30, 2003 and 2002, respectively.

     The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

Consolidated Results of Operations

     Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Revenues. Consolidated revenues decreased 6.9%, from $159.2 million for the three months ended October 31, 2002, to $148.2 million for the three months ended October 31, 2003. The decrease in consolidated revenues was primarily within our distribution, envelope printing and direct mail project management operations as we continue to experience strong competition and the impact of our customers re-evaluating their purchasing programs for direct mail advertising, commercial printing and other related products due to general economic conditions. We also continue to evaluate customer relationships and renegotiate or eliminate unprofitable accounts. In addition, revenues for the three months ended October 31, 2002 benefited from bi-annual political mailings.

     International revenues increased 14.0%, from $36.2 million, or 22.8% of consolidated revenues, for the three months ended October 31, 2002, to $41.3 million, or 27.9% of consolidated revenues, for the three months ended October 31, 2003. The increase in international revenues was primarily due to the relative strengthening of the Canadian dollar. In local currency, Canadian dollar revenues increased 0.2% for the three months ended October 31, 2003 versus the three months ended October 31, 2002. International revenues consist exclusively of revenues generated in Canada and Puerto Rico.

     Gross Profit. Gross profit decreased 7.4%, from $44.8 million, or 28.1% of revenues, for the three months ended October 31, 2002, to $41.5 million, or 28.0% of revenues, for the three months ended October 31, 2003. The decrease in gross profit was primarily in our envelope, direct mail and commercial printing units due to: (i) pricing pressures from competition, and (ii) an overall decrease in manufacturing volumes, described above, resulting in under absorption of fixed factory overhead.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.0%, from $35.9 million, or 22.5% of revenues, for the three months ended October 31, 2002, to $33.7 million, or 22.8% of revenues, for the three months ended October 31, 2003. The decrease in selling, general and administrative expenses was primarily due to the cost savings realized associated with our restructuring plan and aggressive cost cutting and integration efforts.

     Interest Expense, net. Interest expense, net of interest income, decreased 23.1%, from $5.7 million for the three months ended October 31, 2002, to $4.4 million for the three months ended October 31, 2003. This decrease in net interest expense during the three months ended October 31, 2003 was due to a decrease in our interest rates under our restructured credit facility and a decrease in the level of debt outstanding during the period. See "Note 6 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

     Loss on Ineffective Interest Rate Hedge. On October 16, 2002, our credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. During the three months ended October 31, 2003 and the three months ended October 31, 2002, we recorded $105,000 and $1.1 million for the subsequent change in the value of the Swap as a component of income.

     Financing Fees and Other Banking Related Costs. On August 1, 2003, we entered into an amended restructured senior secured credit facility with our lenders (the "Amended Restructured Credit Facility"). During the three months ended October 31, 2003, we expensed $0.7 million of unamortized deferred financing costs per the guidelines of Emerging Issues Task Force ("EITF") 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements." On January 15, 2003, we entered into a restructured senior secured credit facility with our lenders (the "Restructured Credit Facility"). During the three months ended October 31, 2002, we expensed $0.8 million in connection with consultants and other professional fees incurred in the negotiation and consummation of the Restructured Credit Facility.

     Abandoned Debt Offering Costs. During the three months ended October 31, 2002 we incurred $174,000 in transaction costs paid in connection with a proposed private placement of senior secured notes (the "Offering"). Due to unfavorable market conditions at the timing of the Offering, we decided not to actively pursue the placement of the senior secured notes. The transaction costs incurred in connection with the Offering were expensed during the three months ended October 31, 2002.

     Other Expense (Income). Other income, net of other expense decreased $61,000 from net other income of $3,000 for the three months ended October 31, 2002, to net other expense of $58,000 for the three months ended October 31, 2003. Other income primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Income Taxes. Income taxes from continuing operations increased $982,000 from $0.5 million for the three months ended October 31, 2002, to $1.4 million for the three months ended October 31, 2003, reflecting effective income tax rates of 41.2% and 57.0%, respectively. During the three months ended October 31, 2003, the effective income tax rate was greater than the statutory rate due to treating earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of our Canadian subsidiary's assets as part of our January 2003 debt restructuring. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

     Discontinued Operations. During Fiscal 2003, we committed to a plan to dispose of certain non-core businesses. We completed the sale of these non-core businesses effective July 31, 2003 under our long-term business plan and strategic objectives. The net loss from discontinued operations during the three months ended October 31, 2002 includes a loss from operations of $136,000.

     Six Months Ended October 31, 2003 Compared to Six Months Ended October 31, 2002

Revenues. Consolidated revenues decreased 5.9%, from $309.3 million for the six months ended October 31, 2002, to $291.1 million for the six months ended October 31, 2003. The decrease in consolidated revenues was primarily within our distribution, envelope printing and direct mail project management operations as we continue to experience strong competition and the impact of our customers re-evaluating their purchasing programs for direct mail advertising, commercial printing and other related products due to general economic conditions. We also continue to evaluate customer relationships and renegotiate or eliminate unprofitable accounts. In addition, revenues for the three months ended October 31, 2002 benefited from bi-annual political mailings. We believe that our inability to make certain earn-out payments due to financial covenants with our lenders adversely impacted the morale and productivity of some of our most important employees which in turn also negatively impacted revenues during the three months ended July 31, 2003.

     International revenues increased 13.9%, from $71.7 million, or 23.2% of consolidated revenues, for the six months ended October 31, 2002, to $81.7 million, or 28.1% of consolidated revenues, for the six months ended October 31, 2003. The increase in international revenues was primarily due to the relative strengthening of the Canadian dollar. In local currency, Canadian dollar revenues increased 0.9% for the six months ended October 31, 2003 versus the six months ended October 31, 2002. International revenues consist exclusively of revenues generated in Canada and Puerto Rico

     Gross Profit. Gross profit decreased 8.3%, from $86.8 million, or 28.1% of revenues, for the six months ended October 31, 2002, to $79.6 million, or 27.4% of revenues, for the six months ended October 31, 2003. The decrease in gross profit was primarily a result of lower margins due to pricing pressures from competition and a decrease in volumes within our commercial printing, direct mail and envelope operations due to the sluggish economy and political uncertainty.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.6%, from $71.2 million, or 23.0% of revenues, for the six months ended October 31, 2002, to $67.2 million, or 23.1% of revenues, for the six months ended October 31, 2003. The decrease in selling, general and administrative expenses was due to the realized cost savings and additional cost initiatives implemented during Fiscal 2002 and Fiscal 2003.

     Restructuring Costs. During the six months ended October 31, 2003, the Company incurred $1.0 million in restructuring costs for the consolidation of certain envelope manufacturing facilities in the New York area. The costs are mainly comprised of future rental payments for the vacated facility. During the six months ended October 31, 2002, net restructuring costs totaled $221,000 as we reversed into income a $1.2 million restructuring charge taken in the three months ended April 30, 2001 that was no longer required since we settled the underlying contract dispute and we expensed $1.4 million in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

     Severance and Other Employment Costs. During the six months ended October 31, 2003, Thomas B. D'Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released us from any obligation to pay severance or other amounts under his employment agreement with us. As a result, during the six months ended October 31, 2003, we reversed into income approximately $2.2 million, which was previously recorded as an obligation to Mr. D'Agostino.

     Interest Expense, net. Interest expense, net of interest income, decreased 10.8%, from $9.7 million for the six months ended October 31, 2002, to $8.7 million for the six months ended October 31, 2003. This decrease in net interest expense during the six months ended October 31, 2003 was due to a decrease in our interest rates under our Restructured Credit Facility and a decrease in the level of debt outstanding during the period. See "Note 6 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

     Loss on Ineffective Interest Rate Hedge. On October 16, 2002, our former credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, we wrote off $4.3 million for the fair market value of the ineffective hedge and recorded $1.1 million for the subsequent changes in the value of the Swap as a component of income. During the six months ended October 31, 2003, we paid $1.9 million representing cash settlement payments on the Swap and have $2.5 million accrued at October 31, 2003. Prior to the Swap becoming ineffective, we recorded $1.7 million as interest expense during the six months ended October 31, 2002.

     Financing Fees and Other Banking Related Costs. During the six months ended October 31, 2003, we expensed $0.7 million of unamortized deferred financing costs pertaining to the Amended Restructured Credit Facility as per the guidelines of Emerging Issues Task Force ("EITF") 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements." During the six months ended October 31, 2002, we expensed $0.8 million in connection with consultants and other professional fees incurred in the negotiation and consummation of the Restructured Credit Facility.

     Abandoned Debt Offering Costs. During the six months ended October 31, 2002 we incurred $1.9 million in transaction costs paid in connection with a proposed private placement of senior secured notes (the "Offering"). Due to unfavorable market conditions at the timing of the Offering, we decided not to actively pursue the placement of the senior secured notes. The transaction costs incurred in connection with the Offering were expensed during the three months ended October 31, 2002.

     Other Expense. Other expense, net of other income, decreased $35,000 from other expense of $10,000 during the six months ended October 31, 2002 to other income of $25,000 during the six months ended October 31, 2003. Other expense primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

     Income Taxes. Provision for income taxes increased 516.5% from a $0.6 million tax benefit for the six months ended October 31, 2002, to a tax provision of $2.4 million for the six months ended October 31, 2003, reflecting effective income benefit and tax rates of 22.6% and 57.1% respectively. During the six months ended October 31, 2002, the effective income tax rate was lower due to the tax benefit associated with the restructuring costs, abandoned software costs, uncollectible notes receivable, severance, and other employment costs, loss on ineffective interest rate hedge and financing fees and other banking related costs. During the six months ended October 31, 2003, the effective income tax rate was greater than the statutory rate due to treating earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of our Canadian subsidiary's assets as part of our January 2003 debt restructuring. At October 31, 2003, we have both short-term and long-term deferred tax assets totaling $17.0 million. We evaluate recoverability of deferred tax assets based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. We believe that as of October 31, 2003 realization of its deferred tax assets is more likely than not, and thus no valuation allowance is recorded. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

     Discontinued Operations. During Fiscal 2003, we committed to a plan to dispose of certain non-core businesses. We completed the sale of these non-core businesses effective July 31, 2003 under our long-term business plan and strategic objectives. The net loss from discontinued operations during the six months ended October 31, 2003 of $1.3 million which includes a write-down in assets of $1.0 million and a loss from operations of $0.3 million compared to income from discontinued operations of $79,000 during the six months ended October 31, 2002. The reason for the decrease in net income during the six months ended October 31, 2003 related to softness in general economic conditions in the print industry and further deterioration of these non-core businesses.


Liquidity and Capital Resources

     At October 31, 2003, we had a working capital deficit of $80.2 million, which includes $153.5 million in debt under our existing credit facility, which has been classified as short-term debt. Our capitalization, defined as the sum of long-term debt and stockholders' equity, at October 31, 2003 was approximately $71.1 million.

     We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our revolving credit facility. Cash at October 31, 2003, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the quarter and cash in Canada that has not been repatriated.

     Our anticipated capital expenditures budget for the next twelve months is approximately $6.0 million. We anticipate that these capital expenditures primarily will be equipment purchases, leasehold improvements and related costs we expect to incur in connection with the integration of certain operations.

     During the six months ended October 31, 2003, net cash provided by operating activities was $14.8 million. Net cash used in investing activities was $3.2 million, which was mainly comprised of $6.3 million used for additional purchase consideration and $1.9 million used for capital expenditures which was partially offset by $5.0 million in proceeds from the sale of discontinued operations. Net cash used by financing activities was $14.3 million, which was mainly comprised of $11.6 million in net pay-downs on our revolving credit facility, $1.9 million in settlement payments for the interest rate swap, $0.7 million in payments of deferred financing costs and $0.3 million in payments of other long-term debt.

     During the six months ended October 31, 2002, net cash provided by operating activities was $4.7 million. Net cash used in investing activities was $10.6 million, including $8.5 million used for acquisitions and additional purchase consideration and $2.5 million used for capital expenditures. Net cash provided by financing activities was $6.9 million, which was mainly comprised of $11.6 million in net borrowings on our revolving credit facility which was partially offset by $1.9 million in payments of abandoned debt offering costs, $1.6 million for the cash settlement of the interest rate hedge, $1.2 million in payments of deferred financing costs and $0.4 million in payments of other long-term debt.

     We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 26.3% of our total revenues for the six months ended October 31, 2003. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

     Effective August 1, 2003 we entered into the Amended Restructured Credit Facility with our senior lenders. The following discussion reflects the terms of this amendment.

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

     The tranches of debt under the Amended Restructured Credit Facility consist of: (i) an approximately $100.0 million in availability asset-based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) an approximately $16.2 million senior term loan (the "Term Loan A"); and (iii) a $50.0 million senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on August 1, 2004. Term Loan B matures on May 1, 2004. The Revolver contains advance rates of 85% of our eligible accounts receivable, 60% of our eligible inventories (until February 1, 2004 at which time it reduces to 50%) and $10.0 million against our fixed assets. Under the Amended Restructured Credit Facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock. Under the terms of the warrant, the first warrant tranche, for 400,000 shares, would become exercisable on December 31, 2003 unless by November 30, 2003 we had delivered a plan acceptable to our lenders to repay all of our obligations under the Amended Restructured Credit Facility by March 31, 2004. On November 26, 2003, we met the plan delivery requirement with our lenders. Our lenders have until December 31, 2003 to accept the plan. Additional warrant tranches of 400,000 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004 but only in the event there remains outstanding indebtedness under the credit facility on the date the tranche becomes exercisable. Each 400,000 share warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

     The outstanding balances (in millions) on the Amended Restructured Credit Facility at December 12, 2003 were as follows:

                      Maximum           Amount       Applicable
                     Availability    Outstanding    Interest Rate
                    -------------   -------------   -------------
     Revolver       $       100.0   $        91.2   LIBOR + 5%
     Term Loan A             16.2            16.2   LIBOR + 8%
     Term Loan B             50.0            50.0   11%, 12%, 13% & 14% for each
                                                    calendar quarter of 2003
                    -------------   -------------
                    $       166.2   $       157.4
                    =============   =============

     At December 12, 2003, we had $157.4 million outstanding on the Amended Restructured Credit Facility and, in addition, $3.1 million in outstanding letters of credit. Our availability under the Amended Restructured Credit Facility at December 12, 2003 was $5.7 million after inclusion of letters of credit.

     As noted above, the $50.0 million Term Loan B portion of the Amended Restructured Credit Facility matures on May 1, 2004 and Term Loan A and the Revolver mature on August 1, 2004. We are currently pursuing various strategic and refinancing alternatives that would allow us to repay the components of our credit facility debt by their respective due dates. However, we do not have any firm commitments with respect to any potential refinancing or similar transactions, nor do we anticipate generating operating cash flows that would allow us to repay these obligations directly. There can be no assurance that we will be able to repay the Amended Restructured Credit Facility by its due date. In the event we are not able to do so, we will be in default with our lenders under the Amended Restructured Credit Facility. Any such default could have a material adverse effect on our business, financial condition and results of operations.

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

     In May 2001, we entered into an interest rate swap agreement to manage interest rate risk on the variable rate borrowings under our then existing credit facility. As of October 31, 2003, the swap was recorded at $2.5 million, which represents the amount which we would have paid to settle the swap at that date. If we repay the amounts outstanding under the Amended Restructured Credit Facility with proceeds from any alternate financing, we will be required to settle the swap at the fair value as of that date. We anticipate using a portion of the proceeds from any such financing to make this payment.

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


Fluctuations in Quarterly Results of Operations

     Our envelope and commercial print businesses are subject to seasonal influences resulting from the lower demand for consumable printed business products during the summer months which coincides with our fiscal quarters ending in October. Quarterly results also may be materially affected by variations in the prices by us for the products we sell, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of results that may be achieved for any subsequent fiscal quarter or full fiscal year.

Inflation

     We do not believe that inflation has had a material impact on our results of operations during the six months ended October 31, 2003 and 2002.


Critical Accounting Policies and Judgments

     Use of Estimates. In preparing our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis, including those related to allowance for doubtful accounts, inventory reserves, impairment of property and equipment, impairment of goodwill and intangible assets and realization of deferred tax assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

     Under the terms of an amendment to our credit facility that we entered into with our senior lenders effective as of August 1, 2003, the due date for the $50.0 million term loan was extended from December 31, 2003 until May 1, 2004 and the due dates for another term loan and the revolving portion of the facility were accelerated to August 1, 2004. We are currently pursuing various strategic and refinancing alternatives that would allow us to repay our credit facility obligations by their respective due dates. However, we do not have any firm commitments with respect to any potential refinancing or similar transactions, nor do we anticipate generating operating cash flows that would allow us to repay these obligations directly. There can be no assurance that we will be able to repay our credit facility obligations by their respective due dates. In the event we are unable to do so, our lenders would have the right to declare our entire approximately $170.0 million credit facility in default and foreclose on our assets unless we obtained a waiver or amendment to the credit facility. As a result, the inability to repay our credit facility obligations would have a material adverse effect on our business, financial condition and results of operations.

Under the terms of our amended credit facility, we have granted our lenders warrants to acquire up to 2.4 million shares of our common stock. These warrants could have a dilutive effect on our existing stockholders.

     Under the terms of our amended credit facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock, which would represent approximately 15.2% of our outstanding common stock if the warrants were exercised. Under the terms of the warrant, the first warrant tranche, for 400,000 shares, would become exercisable on December 31, 2003 unless, by November 30, 2003, we had delivered a plan acceptable to our lenders to repay all of our obligations under our credit facility by March 31, 2004. On November 26, 2003, we met the plan delivery requirement with our lenders. Our lenders have until December 31, 2003 to accept the plan. Additional warrant tranches of 400,000 shares each become exercisable each month for a period of five months beginning no later than March 31, 2004, but only in the event there remains outstanding indebtedness under the credit facility on the date the tranche becomes exercisable. Each warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

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

     In March 2003, we terminated the employment of Thomas B. D'Agostino, Jr., the President of our Solutions Division, and he subsequently resigned as a director. In October 2003, Thomas B. D'Agostino, Sr. resigned as a director, officer and employee. Under the terms of their respective employment separations, each of these individuals is entitled to compete against the Company if he so desires. We believe that Mr. D'Agostino, Jr. has already begun some competitive activities within our industry and solicited some of our employees. However, the majority of our key managers and performers have employment contracts containing non-compete provisions which we believe would preclude them from joining Mr. D'Agostino, Jr.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our financial instruments include cash, accounts receivable, accounts payable, long-term debt and an interest rate swap. Market risks relating to the Company's operations result primarily from changes in interest rates. Our borrowings under our credit facility are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at October 31, 2003.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     ** 10.90 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and Michael L. Schmickle.

     ** 10.91 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and Gary W. Ampulski.

     ** 10.92 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and James J. Maiwurn.

     ** 10.93 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and Roger J. Pearson.

     ** 10.94 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and Peter Redding.

     ** 10.95 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and Gerald F. Mahoney.

     ** 10.96 Indemnification Agreement dated October 28, 2003 by and between Workflow Management, Inc. and Thomas A. Brown, Sr.

     ** 31.1   Section 302 - Chief Executive Officer

     ** 31.2   Section 302 - Chief Financial Officer

     ** 32.1   Section 906 - Chief Executive Officer

     ** 32.2   Section 906 - Chief Financial Officer

     --------------------------------------------------------------------

     **  Filed herewith.

(b)  Reports on Form 8-K

     1. The Company filed a Form 8-K on August 8, 2003, under Item 9. The Form 8-K contains a press release regarding an amendment to the Company's credit facility and a sale by the Company of its discontinued operations.

     2. The Company filed a Form 8-K on September 16, 2003, under Item 9. The Form 8-K contains a press release regarding the Company's financial and operating results for the fiscal quarter ended July 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORKFLOW MANAGEMENT, INC.



    December 15, 2003                By: /s/ Gary W. Ampulski
-------------------------                --------------------
         Date                        Gary W. Ampulski
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


    December 15, 2003                By: /s/ Michael L. Schmickle
--------------------------               ------------------------
         Date                        Michael L. Schmickle
                                     Executive Vice President, Chief Financial
                                     Officer, Secretary and Treasurer (Principal
                                     Financial Officer and Principal Accounting
                                     Officer)