Form 10-Q
period 2004-01-31
WORKFLOW MANAGEMENT INC
filed 2004-03-16
CIK 1055564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________ .


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
                                             ---    ----
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

         As of March 12, 2004, there were 13,460,151 shares of common stock outstanding.

                            WORKFLOW MANAGEMENT, INC.
                                      INDEX


                                                                                                                Page No.
PART I - FINANCIAL INFORMATION                                                                                  --------

Item 1.    Financial Statements

           Consolidated Balance Sheet..............................................................................3
              January 31, 2004 (unaudited) and April 30, 2003

           Consolidated Statement of Operations (unaudited)........................................................4
              For the three and nine months ended January 31, 2004 and January 31, 2003

           Consolidated Statement of Cash Flows (unaudited)........................................................5
              For the nine months ended January 31, 2004 and January 31, 2003

           Notes to Consolidated Financial Statements (unaudited)..................................................6


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................16

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..............................................28

Item 4.    Controls and Procedures................................................................................28


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................................29

Signatures........................................................................................................30






                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
                            WORKFLOW MANAGEMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                                                    January 31,        April 30,
ASSETS                                                                                   2004            2003
------                                                                             -------------- ---------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $      4,042    $      4,992
   Accounts receivable, less allowance for doubtful
     accounts of $8,746 and $3,455, respectively                                          83,665          89,585
   Inventories                                                                            42,191          49,182
   Assets of businesses held for sale                                                                      8,219
   Short-term deferred income taxes                                                        7,757           7,738
   Prepaid expenses and other current assets                                              11,259           7,219
                                                                                    ------------    ------------
       Total current assets                                                              148,914         166,935

Property and equipment, net                                                               35,344          38,072
Goodwill                                                                                 115,368         109,515
Other intangible assets, net                                                               1,281           1,307
Long-term deferred income taxes                                                            9,236           7,568
Other assets                                                                               4,607           5,844
                                                                                    ------------    ------------
       Total assets                                                                 $    314,750    $    329,241
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                  $    151,808    $        674
   Accounts payable                                                                       37,477          35,332
   Accrued compensation                                                                   12,470          13,266
   Accrued additional purchase consideration                                               6,196           7,677
   Accrued restructuring costs                                                             1,629           2,448
   Liabilities of businesses held for sale                                                                 3,219
   Short-term swap liability                                                               1,438           4,263
   Other accrued liabilities                                                              19,391          19,435
                                                                                    ------------    ------------
Total current liabilities                                                                230,409          86,314

Long-term credit facility                                                                                165,065
Other long-term debt                                                                       1,353             834
Deferred income taxes                                                                      5,552           5,405
Other long-term liabilities                                                                8,549           3,757
                                                                                    ------------    ------------
       Total liabilities                                                                 245,863         261,375
                                                                                    ------------    ------------

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, none outstanding Common stock, $.001 par value, 150,000,000 shares authorized,
     13,414,125 and 13,359,164 shares, respectively, issued and outstanding                   13              13
   Additional paid-in capital                                                             53,554          53,191
   Notes receivable from officers                                                            (40)            (53)
   Accumulated other comprehensive income (loss)                                              70            (699)
   Retained earnings                                                                      15,290          15,414
                                                                                    ------------    ------------
Total stockholders' equity                                                                68,887          67,866
                                                                                    ------------    ------------
       Total liabilities and stockholders' equity                                   $    314,750    $    329,241
                                                                                    ============    ============


                                     See accompanying notes to consolidated financial statements.




                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                     -----------------------------   ---------------------------
                                                     January 31,      January 31,    January 31,     January 31,
                                                          2004             2003           2004            2003
                                                     ------------     ------------   ------------    -----------
Revenues                                             $    153,765     $    160,860   $    444,863    $   470,183
Cost of revenues                                          110,523          118,917        322,000        341,412
                                                     ------------     ------------   ------------    -----------
       Gross profit                                        43,242           41,943        122,863        128,771

Selling, general and administrative expenses               39,533           36,066        106,764        107,315
Restructuring costs                                                             23          1,021            244
Abandoned software costs                                                     2,105                         2,105
Uncollectible notes receivable                                                 681                           681
Severance and other employment costs (gains)                                 3,845         (2,239)         3,845
                                                      -----------     ------------   ------------    -----------
       Operating income (loss)                              3,709             (777)        17,317         14,581

Interest expense                                            4,774            5,566         13,528         15,569
Interest income                                               (36)             (79)          (103)          (341)
(Income) loss on ineffective interest rate hedge              (27)             300             96          5,750
Financing fees and other bank related costs                                  3,286            661          4,096
Abandoned debt offering (gains) costs                                         (124)                        1,755
Other expense                                                  45                5             21             15
                                                     ------------     ------------   ------------    -----------

(Loss) income from continuing operations
   before (benefit) provision for income taxes             (1,047)          (9,731)         3,114        (12,263)
(Benefit) provision for income taxes                         (400)          (3,609)         1,979         (4,180)
                                                     -------------    ------------   ------------    -----------

(Loss) income from continuing operations                     (647)          (6,122)         1,135         (8,083)
                                                     -------------    ------------   ------------    -----------

Discontinued operations:
   Loss from discontinued operations                                       (17,059)        (2,171)       (16,924)
   Benefit from income taxes                                                (5,832)          (912)        (5,776)
                                                     ------------     ------------   ------------    -----------
Loss from discontinued operations                                          (11,227)        (1,259)       (11,148)

Net loss                                              $      (647)    $    (17,349)  $       (124)   $   (19,231)
                                                      ===========     ============   ============    ===========

Net loss per share:
   Basic:
       (Loss) income from continuing operations      $      (0.05)    $      (0.46)  $       0.09    $     (0.61)
       Loss from discontinued operations                                     (0.85)         (0.09)         (0.85)
                                                     ------------     ------------   ------------    -----------
       Net loss                                      $      (0.05)    $      (1.31)  $      (0.00)   $     (1.46)
                                                     ============     ============   ============    ===========
   Diluted:
       (Loss) income from continuing operations      $      (0.05)    $      (0.46)  $       0.09    $     (0.61)
       Loss from discontinued operations                                     (0.85)         (0.09)         (0.85)
                                                     ------------     ------------   ------------    -----------
       Net loss                                      $      (0.05)    $      (1.31)  $      (0.00)   $     (1.46)
                                                     ============     ============   ============    ===========

Weighted average common shares outstanding:
       Basic                                               13,422           13,240         13,396         13,196
       Diluted                                             13,422           13,240         13,396         13,196

                                     See accompanying notes to consolidated financial statements.



                            WORKFLOW MANAGEMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                     Nine Months Ended January 31,
                                                                                     -----------------------------
                                                                                            2004           2003
                                                                                      -----------    -----------
Cash flows from operating activities:
   Net loss                                                                           $      (124)   $   (19,231)
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                                 6,860          7,328
      Restructuring costs, net of cash paid                                                  (776)           (72)
      Amortization of deferred financing costs                                              2,004            954
      Deferred income taxes                                                                              (15,233)
      Loss on ineffective swap                                                                 96          5,750
      Loss on write-down of assets                                                            661          3,366
      Loss on abandoned debt offering                                                                      1,755
      Loss on uncollectible notes                                                                            681
      Loss from discontinued operations                                                     2,171         16,924
      Change in assets and liabilities held for sale, net                                     651         (1,625)
      Changes in assets and liabilities:
        Accounts receivable                                                                 7,749          9,551
        Inventories                                                                         8,146            (57)
        Prepaid expenses and other assets                                                  (2,889)         1,401
        Accounts payable                                                                    1,584           (148)
        Accrued liabilities                                                                (3,728)        (2,939)
                                                                                      -----------    -----------
             Net cash provided by operating activities                                     22,405          8,405
                                                                                      -----------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions                                                                  (47)        (1,072)
   Cash paid for additional purchase consideration                                         (6,475)        (7,458)
   Cash proceeds from the sale of discontinued operations                                   5,000
   Additions to property and equipment                                                     (3,000)        (4,609)
   Cash collection of notes receivable                                                                     4,543
   Other                                                                                      116            (12)
                                                                                      -----------    -----------
             Net cash used in investing activities                                         (4,406)        (8,608)
                                                                                      -----------    -----------

Cash flows from financing activities:
   Proceeds from credit facility borrowings                                                78,014        107,775
   Payments of credit facility borrowings                                                 (91,956)       (98,782)
   Payments of other debt                                                                    (387)          (345)
   Payment of abandoned debt offering costs                                                               (1,755)
   Payment on cash settlement of interest rate swap                                        (2,921)        (2,459)
   Payments of deferred financing costs                                                    (1,947)        (3,733)
   Other                                                                                      232            217
                                                                                      -----------    ------------
             Net cash (used in) provided by financing activities                          (18,965)           918
                                                                                      -----------    -----------
Effect of exchange rates on cash and cash equivalents                                          16             77
                                                                                       ----------    -----------
Net (decrease) increase in cash and cash equivalents                                         (950)           792
Cash and cash equivalents at beginning of period                                            4,992          5,262
                                                                                      -----------    -----------
Cash and cash equivalents at end of period                                            $     4,042    $     6,054
                                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
   Interest paid                                                                     $      9,819    $    16,451
   Income taxes paid                                                                 $      3,584    $     5,546
Non-cash transactions:

o During the nine months ended January 31, 2004 and January 31, 2003, the Company accrued $5,565 and $5,943 for additional purchase consideration for earn-outs, respectively.

o During the nine months ended January 31, 2004, the Company recorded additional paid-in capital of $2 relating to the tax benefit of stock options exercised.

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


NOTE 2 - LIQUIDITY

         Under the terms of the Company's bank credit facility ("Credit Facility"), a $50,000 term loan is due May 1, 2004 and another term loan and the asset based revolving facility under the Credit Facility are both due August 1, 2004. After considering and pursuing strategic and refinancing alternatives to repay its Credit Facility obligations by their respective due dates, the Company entered into an Agreement and Plan of Merger on January 30, 2004 ("Merger Agreement") with WF Holdings, Inc. ("WF Holdings"), an entity formed and controlled by Perseus, L.L.C. and The Renaissance Group, LLC, pursuant to which WF Holdings would acquire the Company for $4.87 per share in cash. The Company will hold a special stockholder meeting to vote on the transaction on March 30, 2004. Upon closing of the transaction, WF Holdings would cause the Company to pay and satisfy all of the Company's obligations under the Credit Facility.

         In connection with the Merger Agreement, the Company also negotiated an amendment and waiver ("Amendment and Waiver") to the Credit Facility. The Amendment and Waiver provides the Company with limited interest rate reductions and fee deferrals, which are designed to allow the Company to more easily satisfy certain closing conditions contained in the Merger Agreement. The Amendment and Waiver also waives the Company's failure to comply with various financial covenant defaults under the Credit Facility as of January 31, 2004. These defaults occurred as a result of the Company increasing its allowance for bad debt expense by $5,024 related to accounts receivable owed by one of the Company's largest customers, KB Toys, Inc. ("KB Toys"), who filed for bankruptcy on January 14, 2004.

   Under the terms of the Amendment and Waiver, the covenant default waiver and other bank concessions expire if the Merger Agreement is terminated for any reason. As a result, if the Company's stockholders do not approve the proposed transaction and the Merger Agreement is terminated, all deferred fees and interest will become immediately due and the Company will be in default under the Credit Facility. Any such default will likely have a material adverse effect on the Company's business, relationships with key suppliers and customers, financial condition and results of operations and the Company's lenders upon such default will have the right to exercise all remedies available to them under the Credit Facility, including foreclosure on the Company's assets.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 3 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Workflow Management and all of its wholly-owned subsidiaries. All significant intracompany accounts and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowance for doubtful accounts and inventory reserves, impairment of property and equipment, impairment of goodwill and realization of deferred tax assets.

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


NOTE 4 - INVENTORIES

Inventories consist of the following:
                                                                                     January 31,       April 30,
                                                                                          2004             2003
                                                                                     -------------   -------------

Raw materials.....................................................................   $       9,513   $      11,438
Work-in-process...................................................................           5,943           6,294
Finished goods....................................................................          26,735          31,450
                                                                                     -------------   -------------
   Total inventories                                                                 $      42,191   $      49,182
                                                                                     =============   =============



                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                                                        January 31,    April 30,
                                                                                             2004         2003

Buildings.............................................................................  $            $       351
Furniture and fixtures................................................................       28,230       26,000
Computer equipment and software.......................................................       25,379       22,972
Warehouse equipment...................................................................       33,657       33,309
Equipment under capital leases........................................................        1,224        1,224
Leasehold improvements................................................................       12,517       11,936
                                                                                        -----------  -----------
                                                                                            101,007       95,792
Less: Accumulated depreciation........................................................      (65,663)     (57,720)
                                                                                        -----------  -----------
Net property and equipment............................................................  $    35,344  $    38,072
                                                                                        ===========  ===========

      Depreciation expense for the three months ended January 31, 2004 and 2003 was $2,241 and $2,395, respectively, and for the nine months ended January 31, 2004 and 2003 was $6,810 and $7,254, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 6 - DEBT

Revolving Credit Facility

      On August 1, 2003, the Company amended and restructured its Credit Facility with its senior lenders. Under the terms of the Credit Facility, Term Loan B matures on May 1, 2004 while the asset based facility ("Revolver") and Term Loan A both mature on August 1, 2004. For a discussion of the Amendment and Waiver to the Credit Facility, which the Company entered into with its lenders in connection with the Merger Agreement with WF Holdings, see Note 2 - Liquidity.

The Credit Facility contains a number of affirmative covenants. These covenants include, but are not limited to, the requirement that the Company meet certain leverage ratio, interest coverage ratio, fixed charge ratio and minimum EBITDA thresholds on an ongoing basis. The Revolver contains advance rates of 85% of the Company's eligible accounts receivable, 60% of the Company's eligible inventories (until February 1, 2004 at which time it reduces to 50%) and $10,000 against the Company's fixed assets. Under the Credit Facility, the Company's senior lenders hold warrants for 2,400 shares which would represent approximately 15.2% of the Company's outstanding common stock if the warrants were exercised. On December 31, 2003, warrants to acquire 400 shares became exercisable at an exercise price of $5.32 per share. Under the terms of the warrants (after giving effect to the Amendment and Waiver), commencing no later than April 30, 2004, additional 400 share warrant tranches become exercisable on a monthly basis in the event there remains outstanding indebtedness under the Credit Facility on the date the tranche becomes exercisable. Each 400 share warrant tranche would have an exercise price equal to the fair market value of the Company's common stock on the date the tranche becomes exercisable.

The outstanding balances on the Credit Facility at January 31, 2004 were as follows:

                                      Maximum                Amount           Applicable
                                     Availability          Outstanding       Interest Rate
                                     ------------          -----------       -------------
       Revolver                     $      98,231         $     85,000       LIBOR + 5%
       Term Loan A                         16,165               16,165       LIBOR + 8%
       Term Loan B                         50,000               50,000       11%, 12%, 13% & 14% for each
                                                                             calendar quarter of 2003
                                    -------------         ------------
                                    $     164,396         $    151,165
                                    =============         ==============

         At January 31, 2004, the Company had $151,165 outstanding on the Credit Facility and, in addition, $3,369 in outstanding letters of credit. The Company's availability under the Credit Facility at January 31, 2004 was $9,862 after inclusion of letters of credit.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

Letters of Credit

         The Company has outstanding letters of credit of approximately $3,369 related to performance and payment guarantees. Based upon the Company's experience with these arrangements, the Company does not believe that any obligations that may arise will be significant.

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

         The Company accounted for the Swap under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective May 1, 2001, the Company implemented SFAS No. 133 as amended. This standard requires companies to record all derivative instruments as assets or liabilities on the balance sheet, measured at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Under the guidelines of SFAS No. 133, the Company originally classified the Swap as a cash flow hedge. However, on October 16, 2002, the Company's prior credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap underlying this debt became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. This ineffective Swap is cash settled quarterly dependent upon the movement of 3-month LIBOR rates. In measuring the fair value of the Swap at January 31, 2004, the Company recorded a short-term liability of $1,438. During the nine months ended January 31, 2004, the Company paid $2,921 representing quarterly cash settlement payments. The Company recorded a net loss of $96 on the ineffective interest rate hedge for the nine months ended January 31, 2004.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 31, 2004 were as follows:

Stockholders' equity balance at April 30, 2003                                                     $      67,866
Issuance of common stock in conjunction with:
   Exercise of stock options, including tax benefits                                                          21
   Employee stock purchase program                                                                           167
   Fees paid to outside members of the Company's Board of Directors                                           33
Change in balance of notes receivable from directors and officers                                             13
Value of contingent common stock warrants                                                                    142
Comprehensive income                                                                                         645
                                                                                                   -------------
Stockholders' equity balance at January 31, 2004                                                   $      68,887
                                                                                                   =============


Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows:

                                                           Three Months Ended                   Nine Months Ended
                                                     -------------------------------    -------------------------------
                                                       January 31,      January 31,      January 31,       January 31,
                                                           2004             2003              2004             2003
                                                     -------------     -------------    -------------     -------------
Net loss                                             $        (647)    $     (17,349)   $        (124)    $     (19,231)
Other comprehensive (loss) income:
   Unfunded benefit plan obligation, net of tax                                                (2,935)
   Changes in fair market value of financial
       instruments designated as hedges of
       interest rate exposure, net of taxes                                                                        (394)
   Write-off of fair market value of ineffective
       interest rate hedge, net of tax                                                                            2,520
   Foreign currency translation adjustment                    (464)              965            3,704               971
                                                     --------------    -------------    -------------     -------------
Comprehensive (loss) income                          $      (1,111)    $     (16,384)   $         645     $     (16,134)
                                                     =============     =============    =============     =============


Notes Receivable from Officers

         During Fiscal 2001 and Fiscal 1999, the Company extended unsecured loans to certain members of management and the Board of Directors (the "Director and Officer Notes") for the purchase, in the open market, of the Company's common stock by those individuals. The Director and Officer Notes were full recourse, interest bearing promissory notes with principal and interest payable during Fiscal 2003. At January 31, 2004, $40 (net of a $270 reserve established for uncollectible notes) remains outstanding on the Director and Officer notes.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 8 - EARNINGS PER SHARE ("EPS")

         Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the consolidated statement of operations:

                                                         Three Months Ended             Nine Months Ended
                                                      January 31,    January 31,      January 31,    January 31,
                                                           2004            2003           2004            2003
                                                      ------------    ------------   ------------    ------------
Earnings per share:

Net (loss) income from continuing operations          $      (647)    $    (6,122)   $      1,135   $      (8,083)
Net loss from discontinued operations                                     (11,227)         (1,259)        (11,148)
                                                      ------------    -----------    -----------    -------------
Net loss                                              $      (647)    $   (17,349)   $      (124)   $     (19,231)
                                                      ===========     ===========    ===========    =============

Weighted average number of
   Common shares outstanding                                13,422         13,240         13,396         13,196
   Potentially dilutive shares*
                                                      ------------    ------------   ------------   -------------
       Total                                                13,422         13,240         13,396         13,196
                                                      ============    ============   ============   =============

Basic income (loss) earnings per share:
   Net (loss) income from continuing operations      $     (0.05)     $     (0.46)   $       0.09    $     (0.61)
   Net (loss) from discontinued operations                                  (0.85)          (0.09)         (0.85)
                                                     ------------     -------------  ------------    ------------
  Net loss                                           $     (0.05)     $     (1.31)   $      (0.00)   $     (1.46)
                                                     ============     =============  ============    ============

Diluted (loss) income earnings per share:
   Net (loss) income from continuing operations      $     (0.05)     $     (0.46)   $       0.09    $     (0.61)
   Net loss from discontinued operations                                    (0.85)          (0.09)         (0.85)
                                                     ------------     ------------   ------------    -----------
   Net loss                                          $     (0.05)     $     (1.31)   $      (0.00)   $     (1.46)
                                                     ============     ============   ============    ===========


* The Company had additional employee stock options and warrants outstanding during the periods presented that were not included in the computation of diluted earnings per share because they were anti-dilutive. Options and warrants to purchase 2,780 and 4,269 shares of common stock were anti-dilutive and outstanding during the three and nine months ended January 31, 2004 and 2003, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 9 - BUSINESS COMBINATIONS

         During the nine months ended January 31, 2004 and Fiscal 2003, the Company did not complete any business combinations.

         During Fiscal 2002 and Fiscal 2001, the Company made two and eight acquisitions, respectively, accounted for under the purchase method (the "Purchased Companies"). These acquisitions were made in order to expand the Company's presence in the marketplace in which it serves. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. Initial cash consideration and subsequent acquisition costs paid associated with the acquisition of the Purchased Companies totaled $6,522, $8,537, $17,494 and $29,989 during the nine months ended January 31, 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. The total assets acquired and earn-outs paid in connection with the Purchased Companies during the nine months ended January 31, 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, were $6,522, $8,537, $18,078 and $39,431, respectively, including intangible assets of $6,522, $8,537, $16,464 and $20,282, respectively.

         The majority of the Purchased Companies have earn-out provisions that could result in additional purchase consideration payable in subsequent periods, ranging from three to five years, dependent upon the future earnings of these acquired companies. During the nine months ended January 31, 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001, $6,475, $7,659, $9,451 and $6,614, respectively, of additional purchase consideration was paid by the Company in connection with earn-out provisions and another $6,196 has been accrued for these earn-out provisions at January 31, 2004. The additional consideration, whether paid or accrued, has been reflected in the accompanying balance sheet as goodwill at January 31, 2004. In addition to the accrued additional purchase consideration as of January 31, 2004, the Company estimates that approximately $786 and $1,461 will be paid under contractual earn-out provisions during the fiscal years ending April 30, 2005 and 2006. As these contingent amounts have not yet been earned, under accounting rules, they have not been reflected in the accompanying balance sheet at January 31, 2004.


NOTE 10 - RESTRUCTURING COSTS

         The Company historically has grown significantly through acquisitions. However, the Company began to implement a new strategic business plan in Fiscal 2003. Under its new strategic plan, the Company has focused on (i) integrating its existing core operations to improve profitability and (ii) divesting non-core operations to pay down debt. The Company did not consummate any acquisitions during the nine months ended January 31, 2004 or in Fiscal 2003 and does not anticipate pursuing or consummating acquisitions in the near future.

         During the nine months ended January 31, 2004, the Company recorded a restructuring charge of $1,021 in connection with its consolidation of envelope printing facilities in the New York area. The costs mainly were comprised of future rental payments for a facility the Company vacated in May 2003.

         During the nine months ended January 31, 2003, the Company reversed into income a $1,242 restructuring charge taken in the three months ended April 30, 2001 that was no longer required since the Company settled the underlying contract dispute and expensed $1,486 in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

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

         The following table sets forth the Company's accrued restructuring costs for the nine months ended January 31, 2004.

                                                                    Facility         Severance   Other Asset
                                                                  Closure and             and    Writedowns
                                                                 Consolidation    Terminations   and Costs             Total
                                                                 -------------    ------------   --------------   ------------
Balance at April 30, 2003......................................$             206  $       1,845  $          397   $      2,448
       Additions...............................................            1,021                                         1,021
       Utilizations............................................             (912)          (928)                        (1,840)
                                                                ----------------  -------------  --------------   ------------

Balance at January 31, 2004....................................$             315  $         917  $          397   $      1,629
                                                                 ===============  =============  ==============   ============


NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS


Goodwill consists of the following:

Balance at April 30, 2003 ......................................................  $     109,515
       Additions................................................................          5,891
       Disposals................................................................            (38)
                                                                                  -------------
Balance at January 31, 2004.....................................................  $     115,368
                                                                                  =============

Intangible assets subject to amortization consist of the following:
                                                                                    January 31,     April 30,
                                                                                        2004          2003
                                                                                  ----------------------------
Customer lists..................................................................  $       1,327  $       1,302
Non-compete agreements..........................................................            398            398
Other  .........................................................................            664            664
                                                                                  -------------  -------------
                                                                                          2,389          2,364
  Less:  Accumulated amortization...............................................         (1,108)        (1,057)
                                                                                  -------------  -------------
       Net intangible assets....................................................  $       1,281  $       1,307
                                                                                  =============  =============


NOTE 12 - INCOME TAXES

        During the nine months ended January 31, 2004, the Company's effective income tax rate was greater than the statutory rate due to treating earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of the Company's Canadian subsidiary's assets as part of its January 2003 debt restructing. For the nine months ended January 31, 2004 and 2003, the Company's overall effective rate was 63.5% and 34.1%, respectively.

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


NOTE 13 - SEGMENT REPORTING

         The Company transacts business in the United States, Canada and Puerto Rico. The Company does not allocate corporate overhead by segment in assessing performance. Corporate expenses and overhead included within the operating income of the Company's United States operations totaled $1,609 and $8,076 for the three months ended January 31, 2004 and 2003, respectively, and $2,154 and $11,850 for the nine months ended January 31, 2004 and 2003, respectively.


         The following table sets forth information as to the Company's operations in its different geographic segments:

                                                    Three Months Ended                   Nine Months Ended
                                                 ----------------------------       ----------------------------
                                                 January 31,    January 31,         January 31,    January 31,
                                                       2004           2003                2004           2003
                                                 -------------  -------------       -------------  -------------
   Revenues:
   United States...............................  $     112,070  $     125,465       $     321,508  $     363,079
   Canada......................................         39,068         32,989             115,568         99,773
   Puerto Rico.................................          2,627          2,406               7,787          7,331
                                                 -------------  -------------       -------------  -------------
     Total.....................................  $     153,765  $     160,860       $     444,863  $     470,183
                                                 =============  =============       =============  =============

                                                    Three Months Ended                   Nine Months Ended
                                                 ----------------------------       ----------------------------
                                                 January 31,    January 31,         January 31,    January 31,
                                                       2004           2003                2004           2003
                                                 -------------  -------------       -------------  -------------
   Operating Income:
   United States...............................  $        (346) $      (3,777)      $       6,367  $       5,521
   Canada......................................          3,929          2,967              10,534          8,901
   Puerto Rico.................................            126             33                 416            159
                                                 -------------  -------------       -------------  -------------
     Total.....................................  $       3,709  $        (777)      $      17,317  $      14,581
                                                 =============  =============       =============  =============

   Identifiable assets (at quarter-end):
                                                                                    January 31,       April 30,
                                                                                          2004            2003
                                                                                    -------------  -------------

   United States....................................................................$     246,643  $     260,719
   Canada...........................................................................       65,006         65,297
   Puerto Rico......................................................................        3,101          3,225
                                                                                    -------------  -------------
     Total..........................................................................$     314,750  $     329,241
                                                                                    =============  =============

                            WORKFLOW MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 14 - SALE OF DISCONTINUED OPERATIONS

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

Summarized below are the results of discontinued operations for the nine months ended January 31, 2004 and 2003:

                                                       Nine Months Ended January 31,
                                                     ---------------------------------
                                                           2004               2003
                                                     --------------     --------------
Revenue                                              $        5,677      $      18,606
Loss from discontinued operations                            (1,259)           (11,148)

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


Note 15 - COMMITMENTS AND CONTINGENCIES

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

         As previously announced and disclosed, after considering and pursuing strategic and refinancing alternatives to address our bank credit facility obligations, we entered into an Agreement and Plan of Merger on January 30, 2004 ("Merger Agreement") with WF Holdings, Inc. ("WF Holdings"), an entity formed and controlled by Perseus, L.L.C. and The Renaissance Group, LLC, pursuant to which WF Holdings would acquire the Company for $4.87 per share in cash. We will hold a special stockholder meeting to vote on the transaction on March 30, 2004.

Consolidated Results of Operations

     Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

         Revenues. Consolidated revenues decreased 4.4%, from $160.9 million for the three months ended January 31, 2003, to $153.8 million for the three months ended January 31, 2004. The decrease in consolidated revenues was primarily within our distribution, envelope printing and direct mail project management operations as we continue to experience strong competition and the impact of our customers re-evaluating their purchasing programs for direct mail advertising, commercial printing and other related products due to general economic conditions. We also continue to evaluate customer relationships and renegotiate or eliminate unprofitable accounts.

         International revenues increased 17.8%, from $35.4 million, or 22.0% of consolidated revenues, for the three months ended January 31, 2003, to $41.7 million, or 27.1% of consolidated revenues, for the three months ended January 31, 2004. The increase in international revenues was due to the relative strengthening of the Canadian dollar. In local currency, Canadian dollar revenues decreased 1.1% for the three months ended January 31, 2004 versus the three months ended January 31, 2003. The decline in revenues in Canadian dollars is primarily due to a general softness in the Canadian economy. International revenues consist exclusively of revenues generated in Canada and Puerto Rico.

         Gross Profit. Gross profit increased 3.1%, from $41.9 million, or 26.1% of revenues, for the three months ended January 31, 2003, to $43.2 million, or 28.1% of revenues, for the three months ended January 31, 2004. The increase in gross profit both as a percentage of revenues and in dollars was primarily due to the write-off of $1.1 million of obsolete inventory during the three months ended January 31, 2003 and the continuing efforts of eliminating unprofitable accounts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.6%, from $36.1 million, or 22.4% of revenues, for the three months ended January 31, 2003, to $39.5 million, or 25.7% of revenues, for the three months ended January 31, 2004. The increase in selling, general and administrative expenses both as a percentage of revenues and in dollars was primarily due to an increase in our allowance for bad debt of $5.0 million related to accounts receivable owed by a significant customer who filed for bankruptcy in January 2004.

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

         Uncollectible Notes Receivable. During the three months ended January 31, 2003, we expensed as uncollectible $681,000 of notes receivable.

        Severance and Other Employment Costs. During the three months ended January 31, 2003, we expensed $3.8 million in severance and other employment costs relating to the termination of certain executive officers as we implemented our strategic restructuring plan. In addition, we incurred certain employee retention expenses and executive recruiting costs.

         Interest Expense, net. Interest expense, net of interest income, decreased 13.7%, from $5.5 million for the three months ended January 31, 2003, to $4.7 million for the three months ended January 31, 2004. This decrease in net interest expense during the three months ended January 31, 2004 was due to a decrease in our interest rates under our restructured credit facility and a decrease in the level of debt outstanding during the period. See "Note 2 and
Note 6 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

         (Income) Loss on Ineffective Interest Rate Hedge. On October 16, 2002, our credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended the Swap became ineffective and could no longer be designated as a cash flow hedge of variable rate debt. During the three months ended January 31, 2004 and the three months ended January 31, 2003, we recorded income of $27,000 and expense of $300,000, respectively, for the subsequent change in the value of the Swap as a component of income.

         Financing Fees and Other Banking Related Costs. On January 15, 2003, we restructured our senior secured credit facility with our lenders (the "Credit Facility"). During the three months ended January 31, 2003, we expensed $2.1 million in connection with consultants and other professional fees incurred in the negotiation and consummation of the restructured Credit Facility. Additionally, we wrote-off $1.2 million of deferred costs related to our prior credit facility.

         Abandoned Debt Offering Costs. During the three months ended January 31, 2003 we recorded a gain of $124,000 for the reimbursement of costs which were previously expensed for transaction costs paid in connection with a proposed private placement of senior secured notes (the "Offering"). Due to unfavorable market conditions at the timing of the Offering, we decided not to actively pursue the placement of the senior secured notes. The transaction costs incurred in connection with the Offering were expensed during Fiscal 2003.

         Other Expense. Other expense increased $40,000 from $5,000 for the three months ended January 31, 2003, to $45,000 for the three months ended January 31, 2004. Other expense primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

        Income Taxes. The benefit for income taxes from continuing operations decreased $3.2 million from a $3.6 million tax benefit for the three months ended January 31, 2003, to a $0.4 million tax benefit for the three months ended January 31, 2004, reflecting effective income tax benefit rates of 37.1% and 38.2%, respectively. During the three months ended January 31, 2004, the effective income tax rate was greater than the statutory rate due to treating earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of our Canadian subsidiary's assets as part of our January 2003 debt restructuring. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

         Discontinued Operations. During Fiscal 2003, we committed to a plan to dispose of certain non-core businesses. We completed the sale of these non-core businesses effective July 31, 2003 under our long-term business plan and strategic objectives. The net loss from discontinued operations during the three months ended January 31, 2003 was $11.2 million, which includes a write-down of assets of $11.0 million and a loss from operations of $0.2 million.

     Nine Months Ended January 31, 2004 Compared to Nine Months Ended January 31, 2003

         Revenues. Consolidated revenues decreased 5.4%, from $470.2 million for the nine months ended January 31, 2003, to $444.9 million for the nine months ended January 31, 2004. The decrease in consolidated revenues was primarily within our distribution, envelope printing and direct mail project management operations as we continue to experience strong competition and the impact of our customers re-evaluating their purchasing programs for direct mail advertising, commercial printing and other related products due to general economic conditions. We also continue to evaluate customer relationships and renegotiate or eliminate unprofitable accounts. In addition, revenues for the nine months ended January 31, 2003 benefited from bi-annual political mailings. We also believe that our inability to make certain earn-out payments due to financial covenants with our lenders adversely impacted the morale and productivity of some of our most important employees which in turn also negatively impacted revenues during the nine months ended January 31, 2004.

         International revenues increased 15.2%, from $107.1 million, or 22.8% of consolidated revenues, for the nine months ended January 31, 2003, to $123.4 million, or 27.7% of consolidated revenues, for the nine months ended January 31, 2004. The increase in international revenues was due to the relative strengthening of the Canadian dollar. In local currency, Canadian dollar revenues increased only 0.2% for the nine months ended January 31, 2004 versus the nine months ended January 31, 2003 due to a general softness in the Canadian economy. International revenues consist exclusively of revenues generated in Canada and Puerto Rico.

         Gross Profit. Gross profit decreased 4.6%, from $128.8 million, or 27.4% of revenues, for the nine months ended January 31, 2003, to $122.9 million, or 27.6% of revenues, for the nine months ended January 31, 2004. The increase in gross profit as a percentage of revenue was due to the write-off of $1.1 million of obsolete inventory during the nine months ended January 31, 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.5%, from $107.3 million, or 22.8% of revenues, for the nine months ended January 31, 2003, to $106.8 million, or 24.0% of revenues, for the nine months ended January 31, 2004. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to $5.0 million in accounts receivable owed by a significant customer who filed bankruptcy in January 2004 that we reserved against as a bad debt.

         Restructuring Costs. During the nine months ended January 31, 2004, the Company incurred $1.0 million in restructuring costs for the consolidation of certain envelope manufacturing facilities in the New York area. The costs are mainly comprised of future rental payments for the vacated facility. During the nine months ended January 31, 2003, net restructuring costs totaled $244,000 as we reversed into income a $1.2 million restructuring charge taken in the three months ended April 30, 2001 that was no longer required since we settled the underlying contract dispute and we expensed $1.4 million in strategic restructuring costs associated with the exploration of other financial, restructuring and strategic alternatives.

         Abandoned Software Costs. During the nine months ended January 31, 2003, we expensed $2.1 million in previously capitalized costs relating to software that has had its value impaired due to the implementation of our business plan and long-term strategic objectives.

         Uncollectible Notes Receivable. During the nine months ended January 31, 2003, we expensed as uncollectible $0.7 million of notes receivable.

         Severance and Other Employment Costs. During the nine months ended January 31, 2004, Thomas B. D'Agostino, Sr., the Chairman of the Board of Directors, resigned from the Board and as Chairman, and released us from any obligation to pay severance or other amounts under his employment agreement with us. As a result, during the nine months ended January 31, 2004, we reversed into income approximately $2.2 million which had previously been recorded as an obligation to Mr. D'Agostino.

         Interest Expense, net. Interest expense, net of interest income, decreased 11.8%, from $15.2 million for the nine months ended January 31, 2003, to $13.4 million for the nine months ended January 31, 2004. This decrease in net interest expense during the nine months ended January 31, 2004 was due to a decrease in our interest rates under our Credit Facility and a decrease in the level of debt outstanding during the period. See "Note 2 and Note 6 to the Company's Consolidated Financial Statements" of this Form 10-Q and "Liquidity and Capital Resources" below.

         (Income) Loss on Ineffective Interest Rate Hedge. On July 16, 2002, our former credit facility was amended so that borrowings under the credit facility bore a non-LIBOR based fixed interest rate. Thus, under SFAS No. 133 as amended, the Swap has become ineffective and can no longer be designated as a cash flow hedge of variable rate debt. As such, during the nine months ended January 31, 2003, we wrote off $4.3 million for the fair market value of the ineffective hedge and recorded $1.5 million for the subsequent changes in the value of the Swap as a component of income. During the nine months ended January 31, 2004, we paid $2.9 million representing cash settlement payments on the Swap and have $1.4 million accrued at January 31, 2004.

         Financing Fees and Other Banking Related Costs. Due to amendments to our Credit Facility during Fiscal 2003 and 2004, during the nine months ended January 31, 2004 and 2003, we expensed $0.7 million and $4.1 million, respectively, in connection with consultants and other professional fees incurred in the negotiation and consummation of our Credit Facility and the write-off of a certain portion of pre-amendment deferred costs relating to our Credit Facility.

         Abandoned Debt Offering (Gains) Costs. During the nine months ended January 31, 2003, we incurred $1.8 million in transaction costs paid in connection with the Offering. Due to unfavorable market conditions at the timing of the Offering, we decided not to actively pursue the placement of the senior secured notes. The transaction costs incurred in connection with the Offering were expensed during Fiscal 2003.

         Other Expense. Other expense increased $6,000 from $15,000 during the nine months ended January 31, 2003 to $21,000 during the nine months ended January 31, 2004. Other expense primarily represents the net of gains and/or losses on sales of equipment and miscellaneous other income and expense items.

         Income Taxes. Provision (benefit) for income taxes increased 125.4% from a $4.2 million tax benefit for the nine months ended January 31, 2003, to a tax provision of $2.0 million for the nine months ended January 31, 2004, reflecting effective income benefit and tax rates of 34.1% and 63.5% respectively. During the nine months ended January 31, 2003, the effective income tax rate was lower due to the tax benefit associated with the restructuring costs, abandoned software costs, uncollectible notes receivable, severance, and other employment costs, loss on ineffective interest rate hedge and financing fees and other banking related costs. During the nine months ended January 31, 2004, the effective income tax rate was greater than the statutory rate due to treating earnings of our Canadian subsidiary as taxable income in the U.S. without the ability to use offsetting foreign tax credits. This treatment resulted from the pledge of our Canadian subsidiary's assets as part of our January 2003 debt restructuring. At January 31, 2004, we have both short-term and long-term deferred tax assets totaling $17.0 million. We evaluate recoverability of deferred tax assets based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. We believe that as of January 31, 2004 realization of its deferred tax assets is more likely than not, and thus no valuation allowance is recorded. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes.

         Discontinued Operations. During Fiscal 2003, we committed to a plan to dispose of certain non-core businesses. We completed the sale of these non-core businesses effective July 31, 2003 under our long-term business plan and strategic objectives. The net loss from discontinued operations during the nine months ended January 31, 2004 of $1.3 million includes a write-down in assets of $1.0 million and a loss from operations of $0.3 million compared to a write-down in assets of $10.9 million and a loss from operations of $0.2 during the nine months ended January 31, 2003.

Liquidity and Capital Resources

         At January 31, 2004, we had a working capital deficit of $81.5 million, which includes $151.2 million in debt under our existing credit facility, which has been classified as short-term debt. Our capitalization, defined as the sum of long-term debt and stockholders' equity, was approximately $70.2 million at January 31, 2004.

         We use a centralized approach to cash management and the financing of our operations. As a result, minimal amounts of cash and cash equivalents are typically on hand as any excess cash would be used to pay down our Credit Facility. Cash at January 31, 2004, primarily represented customer collections and in-transit cash sweeps from our subsidiaries at the end of the quarter and cash in Canada that has not been repatriated.

         Our anticipated capital expenditures budget for the next twelve months is approximately $7.0 million. We anticipate that these capital expenditures primarily will be equipment purchases, leasehold improvements and related costs we expect to incur in connection with the integration of certain operations.

         During the nine months ended January 31, 2004, net cash provided by operating activities was $22.4 million. Net cash used in investing activities was $4.4 million, which was mainly comprised of $6.5 million used for additional purchase consideration and $3.0 million used for capital expenditures, which was partially offset by $5.0 million in proceeds from the sale of discontinued operations. Net cash used by financing activities was $19.0 million, which was mainly comprised of $13.9 million in net pay-downs on our Credit Facility, $2.9 million in settlement payments for the interest rate swap, $2.0 million in payments of deferred financing costs and $0.4 million in payments of other long-term debt.

         During the nine months ended January 31, 2003, net cash provided by operating activities was $8.4 million. Net cash used in investing activities was $8.6 million, including $8.5 million used for acquisitions and additional purchase consideration and $4.6 million used for capital expenditures, which were partially offset by $4.5 million received from the collection of notes receivable. Net cash provided by financing activities was $0.9 million, which was mainly comprised of $9.0 million in net borrowings on our prior credit facility and the Credit Facility, which was partially offset by $2.5 million for the cash settlement of the interest rate hedge, $3.7 million in payments of deferred financing costs, $1.8 million in the payment of abandoned debt offering costs and $0.3 million in payments of other long-term debt.

         We have significant operations in Canada. Net sales from our Canadian operations accounted for approximately 26.0% of our total revenues for the nine months ended January 31, 2004. As a result, we are subject to certain risks inherent in conducting business internationally, including fluctuations in currency exchange rates. Changes in exchange rates may have a significant effect on our business, financial condition and results of operations.

         The following table illustrates the impact that the strengthening of the Canadian dollar had on our results of operations during the three months and nine months ended January 31, 2004 and 2003:


                                                    Three Months Ended                   Nine Months Ended
                                                 ----------------------------       ----------------------------
                                                 January 31,    January 31,         January 31,    January 31,
                                                       2004           2003                2004           2003
                                                 -------------  -------------       -------------  -------------

Canadian dollars (local currency):

     Revenues..................................  $        51.0  $        51.5       $       155.8  $       155.4
     Operating income..........................            5.1            4.6                14.2           13.9

     Average exchange rate.....................           0.77           0.64                0.74           0.64

U.S. dollars:

     Revenues..................................           39.1           33.0               115.6           99.8
     Operating income..........................            3.9            3.0                10.5            8.9


         Effective August 1, 2003 we amended and restructured our Credit Facility with our senior lenders. At April 30, 2003, we had exceeded certain debt covenants with our lenders that limited capital expenditures and the incurrence of restructuring costs. As part of the amended Credit Facility, our senior lenders waived these defaults. As amended, the Credit Facility also modified the calculation of EBITDA for credit facility covenant purposes to exclude the impact of goodwill impairment and the results of discontinued operations and amended certain financial covenants for future periods in a manner consistent with our current business plan and forecasts.

         Under the terms of the Credit Facility, a $50.0 million term loan is due May 1, 2004 and another term loan and the asset based revolving facility under the Credit Facility are both due August 1, 2004. After considering and pursuing strategic and refinancing alternatives to repay our Credit Facility obligations by their respective due dates, we entered into an Agreement and Plan of Merger on January 30, 2004 ("Merger Agreement") with WF Holdings, Inc.
("WF Holdings"), an entity formed and controlled by Perseus, L.L.C. and The Renaissance Group, LLC, pursuant to which WF Holdings would acquire us for $4.87 per share in cash. We will hold a special stockholder meeting to vote on the transaction on March 30, 2004. Upon closing of the transaction, WF Holdings would cause us to pay and satisfy all of our obligations under the Credit Facility.

         In connection with the Merger Agreement, we also negotiated an amendment and waiver ("Amendment and Waiver") to the Credit Facility. The Amendment and Waiver provides us with limited interest rate reductions and fee deferrals, which are designed to allow us to more easily satisfy certain closing conditions contained in the Merger Agreement. The Amendment and Waiver also waives our failure to comply with various financial covenant defaults under the Credit Facility as of January 31, 2004. These defaults occured as a result of increasing our allowance for bad debt expense by $5.0 million related to accounts receivable owed by one of our largest customers, KB Toys, Inc. ("KB Toys"), who filed for bankruptcy on January 14, 2004.

       Under the terms of the Amendment and Waiver, the covenant default waiver and other bank concessions expire if the Merger Agreement is terminated for any reason. As a result, if our stockholders do not approve the proposed transaction and the Merger Agreement is terminated, all deferred fees and interest will become immediately due and we will be in default under the Credit Facility. Any such default will likely have a material adverse effect on our business, relationships with key suppliers and customers, financial condition and results of operations and our lenders upon such default will have the right to exercise all remedies available to them under the Credit Facility, including foreclosure on our assets.

         The tranches of debt under the Credit Facility consist of: (i) an approximately $100.0 million in availability asset-based revolving credit facility (the "Revolver") which provides access to working capital advanced on a borrowing base formula; (ii) an approximately $13.0 million senior term loan (the "Term Loan A"); and (iii) a $50.0 million senior term loan (the "Term Loan B"). The Revolver and Term Loan A mature on August 1, 2004. Term Loan B matures on May 1, 2004. The Revolver contains advance rates of 85% of our eligible accounts receivable, 50% of our eligible inventories and $10.0 million against our fixed assets. Under the Credit Facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock. On December 31, 2003, warrants to acquire 400,000 shares became exercisable at an exercise price of $5.32 per share. Under the terms of the warrants (after giving effect to the Amendment and Waiver), commencing no later than April 30, 2004, additional 400,000 share warrant tranches become exercisable on a monthly basis in the event there remains outstanding indebtedness under the Credit Facility on the date the tranche becomes exercisable. Each 400,000 share warrant tranche would have an exercise price equal to the fair market value of the Company's common stock on the date the tranche becomes exercisable.


         The outstanding balances (in millions) on the Credit Facility at March 12, 2004 were as follows:

                                      Maximum                 Amount          Applicable
                                     Availability          Outstanding       Interest Rate
                                     ------------          ------------      -------------
         Revolver                   $        99.4         $        89.0      LIBOR + 5%
         Term Loan A                         13.0                  13.0      LIBOR + 8%
         Term Loan B                         50.0                  50.0      11%, 12%, 13% & 14% for each
                                                                              calendar quarter of 2003 and 14%
                                                                              thereafter
                                    -------------         -------------
                                    $       162.4         $       152.0
                                    =============         =============

         At March 12, 2004, we had $152.0 million outstanding on the Credit Facility and, in addition, $3.4 million in outstanding letters of credit. Our availability under the Credit Facility at March 12, 2004 was $7.0 million after inclusion of letters of credit.

         The Credit Facility contains a number of affirmative covenants related to our business with which we must comply. These covenants include, but are not limited to, the requirements that (i) we meet certain liquidity tests before making any earn-out payments as a result of our prior acquisitions and (ii) we meet certain leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA thresholds on an ongoing basis. There can be no assurance that we will be able to satisfy all or any of these covenants. Any failure to satisfy these covenants (or any other covenants) would constitute a default under the Credit Facility. Any such default likely would have a material adverse effect on our business, financial condition and results of operations.

         In May 2001, we entered into an interest rate swap agreement to manage interest rate risk on the variable rate borrowings under our then existing credit facility. As of January 31, 2004, the swap was recorded at $1.4 million, which represents the amount which we would have paid to settle the swap at that date. The swap expired on March 10, 2004.

         We historically have grown significantly through acquisitions. However, we began to implement a new strategic business plan in Fiscal 2003. Under our new strategic plan, we have focused on (i) integrating our existing core operations to improve profitability, (ii) divesting non-core operations to pay down debt and (iii) greater focus on profitable accounts even at the expense of lower overall revenue. We did not consummate any acquisitions in Fiscal 2003 or during the nine months ended January 31, 2004 and we do not anticipate pursuing or consummating acquisitions in the near future.


Fluctuations in Quarterly Results of Operations

         Our envelope and commercial print businesses are subject to seasonal influences resulting from the lower demand for consumable printed business products during the summer months which coincides with our fiscal quarter ending in July. Quarterly results also may be materially affected by variations in the prices by us for the products we sell, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of results that may be achieved for any subsequent fiscal quarter or full fiscal year.

Inflation

         We do not believe that inflation has had a material impact on our results of operations during the nine months ended January 31, 2004 and 2003.


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

New Accounting Pronouncements

     Employers' Disclosures about Pensions and Other Postretirement Benefits. In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide additional disclosures about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to extended annual disclosures, we will be required to report the various elements of pensions and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.

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


Factors Affecting the Company's Business

After considering and pursuing various strategic and refinancing alternatives to address our credit facility obligations that mature on May 1, 2004 and August 1, 2004, we have entered into a merger agreement with WF Holdings. At the closing of this transaction, WF Holdings would cause us to satisfy and pay all of our credit facility obligations. However, if the merger agreement terminates for any reason, we will be in default under our credit facility. Any such default will likely have a material adverse effect on our business, relationships with key suppliers and customers, financial condition and results of operations and our lenders upon such default will have the right to foreclose on our assets.

         As discussed above, a $50.0 million term loan under our Credit Facility matures on May 1, 2004 and a second term loan and the asset based revolving portion of the Credit Facility are due August 1, 2004. After considering strategic and refinancing alternatives, we entered into the Merger Agreement with WF Holdings. If this transaction closes, WF Holdings will cause us to pay or satisfy all of our Credit Facility obligations. In connection with the Merger Agreement, we also entered into the Amendment and Waiver with our lenders.

         As also discussed above, the covenant default waiver and other bank concessions in the Amendment and Waiver expire if the Merger Agreement is terminated for any reason. As a result, if our stockholders do not approve the transaction and the Merger Agreement is terminated, all deferred fees and interest will become immediately due, we will be in default under the Credit Facility and our lenders will have the right to exercise all remedies available to them under the Credit Facility, including foreclosure on our assets. We do not believe that our lenders will agree to further amendments to, or waivers under, our Credit Facility.

The obligation of WF Holdings to close the transaction under the Merger Agreement is subject to various closing conditions. There can be no assurance that these closing conditions will be satisfied. If the closing conditions are not satisfied (or waived by WF Holdings), the transaction will not close, the Merger Agreement will be terminated and we will be in default under our Credit Facility.

         The Merger Agreement contains a number of conditions on the obligation of WF Holdings to close the transaction. The conditions include approval of the transaction by our stockholders, a limitation on our aggregate "net debt" (as defined in the Merger Agreement) at closing, the ability of WF Holdings to obtain necessary financing to complete the transaction and other customary closing conditions. There can be no assurance that these closing conditions will be satisfied. If one or more closing conditions under the Merger Agreement are not satisfied (or waived by WF Holdings), the Merger Agreement will terminate and, under the terms of the Amendment and Waiver, we automatically will be in default under our Credit Facility. We do not believe that our lenders will agree to further amendments to, or waivers under, our Credit Facility.


Under the terms of our amended credit facility, we have granted our lenders warrants to acquire up to 2.4 million shares of our common stock. These warrants could have a dilutive effect on our existing stockholders.

         Under the terms of our Credit Facility, we have granted our senior lenders warrants to acquire up to 2.4 million shares of our common stock, which would represent approximately 15.2% of our outstanding common stock if the warrants were exercised. On December 31, 2003, warrants to acquire 400,000 shares became exercisable at an exercise price of $5.32 per share. Under the terms of the warrants (after giving effect to the Amendment and Waiver), commencing no later than April 30, 2004, additional 400,000 share warrant tranches become exercisable on a monthly basis in the event there remains outstanding indebtedness under the Credit Facility on the date the tranche becomes exercisable. Each 400,000 share warrant tranche would have an exercise price equal to the fair market value of our common stock on the date the tranche becomes exercisable.

In order to remain in compliance with our credit facility, in 2003 we breached our obligations to pay earn-outs under numerous purchase agreements for prior acquisitions. These breaches have had, and may continue to have, an adverse impact on our business.

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

         Recipients of approximately $1.0 million of earn-out payments voluntarily agreed to accept subordinated notes due in 2005 in lieu of receiving a cash earn-out payment in May. However, many earn-out recipients were not willing to accept these notes. As a result, to remain in compliance with our credit facility, we were required to breach our earn-out obligations, or in one case deliver a short-term promissory note, with respect to individuals entitled to approximately $3.0 million in earn-out payments. Under the terms of the amendment to the Credit Facility that we entered into with our lenders on August 1, 2003, we were allowed to make these earn-out payments that were previously required to be deferred. However, we believe that the earn-out breaches have had an adverse effect on the morale and productivity of some of our most important employees and this adverse effect may impact our operations on a long-term basis.

Our credit facility subjects us to a number of financial covenants. If our financial results in future periods are not what we anticipate, we likely will breach one or more of these covenants. Any such breaches could have a material adverse impact on our business and financial condition.

     The terms of our Credit Facility require us to comply with certain financial covenants, including minimum liquidity and minimum EBITDA covenants. As of January 31, 2004, we breached various financial covenants under the Credit Facility as a result of increasing our bad debt expense by $5.0 million related to accounts receivable owed by KB Toys, one of our largest customers. The terms of the Amendment and Waiver, which we entered into in connection with the Merger Agreement, waived these defaults on a short-term basis. In the event that our financial results in future periods are not what we anticipate, then we likely will breach one or more of these covenants. In the event of any such breaches, our lenders would have the right to declare our Credit Facility in default and foreclose on our assets unless we obtain waivers for the breaches. We do not believe that our lenders will provide waivers in the event we breach any covenants in future periods.


For additional risk factors, refer to our Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         Our financial instruments include cash, accounts receivable, accounts payable, long-term debt and an interest rate swap. Market risks relating to the Company's operations result primarily from changes in interest rates. Our borrowings under our Credit Facility are primarily dependent upon LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at January 31, 2004.

         We do not hold or issue derivative financial instruments for trading purposes. On May 3, 2001, we entered into an interest rate swap agreement (the "Swap") with various lending institutions at no cost to us. We exchanged our variable interest rate on $100.0 million in credit facility debt for a fixed 3-month LIBOR of approximately 5.10% plus our interest rate spread under our credit facility. The Swap was entered into to manage interest rate risk on the variable rate borrowings under our revolving credit portion of our debt. The Swap's effective date was August 1, 2001 and terminated on March 10, 2004.

Item 4.           Controls and Procedures

(a) Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)    Exhibits

         **31.1     Section 302 Certification - Interim Chief Executive Officer
         **31.2     Section 302 Certification - Chief Financial Officer
         **32.1     Section 906 Certification - Interim Chief Executive Officer
         **32.2     Section 906 Certification - Chief Financial Officer

          **  Filed herewith.

 (b)   Reports on Form 8-K: none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WORKFLOW MANAGEMENT, INC.



       March 16, 2004                        By: /s/ Gerald F. Mahoney
------------------------------                  ----------------------
                   Date                      Gerald F. Mahoney
                                             Interim President and Chief
                                             Executive Officer (Principal
                                             Executive Officer)


       March 16, 2004                        By: /s/ Michael L. Schmickle
-------------------------------                 --------------------------------
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